Form 10-Q
period 2013-03-31
Discount Coupons Corp
filed 2013-07-03
CIK 1519450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:

Discount Coupons Corporation
(Exact name of Registrant as specified in its charter)

Florida	27-3261246
(State of incorporation)	(IRS Employer ID Number)

5584 Rio Vista Drive, Clearwater, Florida 33760
(Address of principal executive offices)

Telephone (727) 324-0161
(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

All Correspondence to:

Frederick M. Lehrer, Esquire
Attorney and Counselor at Law
285 Uptown Road, 402
Altamonte Springs, Florida 32701
Office: (321) 972-8060
Cell: (561) 706-7646
E-Fax (561) 423-3753
Email: flehrer@securitiesattorney1.com
Website: www.securitiesattorney1.com

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2013, there were 10,994,823 shares of common stock, par value $0.00001 per share, outstanding.

 Item 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Financial Statements
Statements of Financial Condition at March 31, 2013 (unaudited) and December 31, 2012	F-1
Statements of Operations for the quarters ended March 31, 2013 and 2012	F-2
and from August 16, 2010 (Inception) to March 31, 2013 (unaudited)
Statements of Cash Flows for the quarters ended March 31, 2013 and 2012	F-3
and from August 16, 2010 (Inception) to March 31, 2013 (unaudited)
Statements of Changes in Stockholders’ Deficit for the quarters ended March	F-4
31, 2013 and 2012 and from August 16, 2010 (Inception) to March 31, 2013 (unaudited)
Notes to Financial Statements	F-5

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets
Cash	$11,264	$84,187
Deposits and prepaids	20,139	11,389
		.
Total current assets	31,403	95,576

Property and equipment, net of accumulated depreciation	10,635	13,731

Total assets	$42,038	$109,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$168,921	$119,239
Current portion of long-term debt	432,040	422,646
Short-term loans, less related discount (Note 5)	290,341	199,471
Accrued expenses	104,934	109,061

Total current liabilities	996,236	850,417

Notes payable, net of unamortized discount of
$15,460 and $24,854 at March 31, 2013 and
December 31, 2012, respectively, less current portion (Note 6)	-	-
Total liabilities	996,236	850,417

Stockholders' deficit

Preferred stock, $0.00001 par value, 2,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 30,000,000 shares
authorized, 10,994,823 shares issued and outstanding at
March 31, 2013 and December 31, 2012, respectively	109	109
Additional paid-in capital	1,085,570	1,083,585
Deficit accumulated during the development stage	(2,039,877)	(1,824,804)
Total stockholders' deficit	(954,198)	(741,110)

Total liabilities and stockholders' deficit	$42,038	$109,307

The accompanying notes are integral part of these financial statements.

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Statements of Operations
For The Three Months Ended March 31, 2013 and 2012 and the
Period From August 16, 2010 (Inception) to March 31, 2013

			Period From
			August 16, 2010
			(Inception) to
	March 31,		March 31,
	2013	2012	2013

Revenues	$13,198	$19,056	$245,660
Cost of sales	-	-	(27,919)
Gross profit	13,198	19,056	217,741

Operating Expenses

Research and development	-	2,340	58,273
Professional Fees	40,173	36,118	471,369
Selling	54,381	63,478	500,826
General and administrative	107,782	93,259	1,059,565
Total expenses	202,336	195,195	2,090,033

Net operating income	(189,138)	(176,139)	(1,872,292)

Other income (expense)

Interest expense	(25,935)	(17,102)	(167,585)

Total other income (expense)	(25,935)	(17,102)	(167,585)

Net income (loss) before income taxes	(215,073)	(193,241)	(2,039,877)

Provision for income taxes	-	-	-

Net income (loss)	$(215,073)	$(193,241)	$(2,039,877)

Net loss per weighted share,
basic and fully diluted	$(0.02)	$(0.02)

Weighted average number of common
shares outstanding, basic and fully diluted	10,994,823	10,198,327

The accompanying notes are integral part of these financial statements.

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period August 16, 2010 (Inception) to March 31, 2013

						Deficit
						Accumulated
					Additional	During
	Common Stock		Treasury Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of common stock on August 16, 2010	5,297,632	$53	-	$-	$(53)	$-	$-

Shareholder contribution to treasury stock	(165,551)	-	165,551	-	-	-	-

Sale of treasury and common stock,
net of expenses	1,489,959	14	(165,551)	-	65,902	-	65,916

Net loss	-	-	-	-	-	(131,186)	(131,186)

Balance, December 31, 2010	6,622,040	67	-	-	65,849	(131,186)	(65,270)

Shareholder contribution to treasury stock	(375,801)	-	375,801	-	-	-	-

Stock issued in exchange for services	285,377	-	-	-	3,448	-	3,448

Sale of treasury and common stock,
net of expenses	3,349,024	33	(375,801)	-	222,188	-	222,221

Stock options issued	-	-	-	-	55,837	-	55,837

Stock options exercised	66,220	-	-	-	800	-	800

Net loss	-	-	-	-	-	(593,247)	(593,247)

Balance, December 31, 2011	9,946,860	100	-	-	348,122	(724,433)	(376,211)

Sale of common stock	775,463	7	-	-	294,193	-	294,200

Stock issued in exchange for services	272,500	2	-	-	21,798	-	21,800

Stock options issued	-	-	-	-	411,366	-	411,366

Warrants issued	-	-	-	-	8,106	-	8,106

Net loss	-	-	-	-	-	(1,100,371)	(1,100,371)

Balance, December 31, 2012	10,994,823	109	-	-	1,083,585	(1,824,804)	(741,110)

Warrants issued	-	-	-	-	1,985	-	1,985

Net loss	-	-	-	-	-	(215,073)	(215,073)

Balance, March 31, 2013	10,994,823	$109	-	$-	$1,085,570	$(2,039,877)	$(954,198)

The accompanying notes are an integral part of these financial statements.

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012 and the
Period August 16, 2010 (Inception) to March 31, 2013

			Period From
			August 16, 2010
			(Inception) to
	March 31,		March 31,
	2013	2012	2013

Cash flows from operations
Net (loss)	$(215,073)	$(193,241)	$(2,039,877)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	3,096	3,099	26,515
Stock-based compensation	-	-	467,203
Stock issued for services	-	12,600	25,248
Accretion of discount on debt	12,249	9,292	99,348
Changes in operating assets and liabilities:

Accounts receivable	-	5,050	-
Deposits and prepaid expenses	(8,750)	(3,489)	(20,139)
Accounts payable and accrued expenses	45,555	2,339	273,854

Net cash used for operating activities	(162,923)	(164,350)	$(1,167,848)

Cash Flows from investing activities

Purchases of computer equipment and software	-	-	(37,150)

Net cash used for investing activities	-	-	(37,150)

Cash flows from financing activities

Proceeds from sale of treasury and common stock, net of expenses	-	75,000	573,233
Deposits for stock purchases	-	53,000	-
Proceeds from borrowings on notes payable	90,000	-	643,029

Net cash provided by financing activities	90,000	128,000	1,216,262

Net increase (decrease) in cash	(72,923)	(36,350)	11,264
Cash, beginning of period	84,187	55,000	-

Cash, end of period	$11,264	$18,650	$11,264

Supplemental disclosures:

Cash paid during the period for:

Interest	$-	$-	$-

Non-cash investing and financing transactions:

Common stock issued for services	$-	$12,600	$25,248

The accompanying notes are an integral part of these financial statements.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.	Nature of operations

Discount Coupons Corporation (the “Company”) provides web-based advertising and promotion services to the business and consumer community through its website, DiscountCoupons.com.  Revenue is generated from the sale of discount coupons from its merchant clients to customers registering on the website to receive offers via e-mail.  The Company operates globally via the Internet.  The Company also manages other daily deal websites for a percentage of revenue.

The Company is a Florida corporation and was organized in August, 2010.  Through March, 2013, the Company has been primarily engaged in developing its website and a base of merchant voucher offerings for consumer consumption, recruiting personnel, and raising capital.

The Company is a new enterprise in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities.  This stage is characterized by significant expenditures for the design and development of the Company’s offerings.  Once the Company’s planned principal operations commence, its focus will be on marketing vouchers to the general public through direct marketing and third-party partnerships and affiliations.

2.	Going concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, the Company has primarily devoted its efforts to the development and implementation of its web-based business.  Operations have been funded through the private placement of equity securities and debt financing.  These successful funding efforts have allowed the Company to reach its current state of development despite incurring losses typical with an emerging technology company.  For the quarters ended March 31, 2013 and 2012, the Company incurred net losses of $215,073 and $193,241, respectively.

Management anticipates incurring additional losses prior to reaching a positive operating cash flow and intends to finance its operations through additional notes payable and equity funding.  Significant additional funding is needed. The Company is in the process of raising capital but there are no assurances such funding will be available.

If adequate funding cannot be obtained, the Company may be unable to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Summary of significant accounting policies

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Cash and Cash Equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents.  The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Computer Equipment and Software

Computer equipment and software are recorded at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of three (3) to five (5) years.

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the quarters ended March 31, 2013 and 2012.

Valuation of Investments in Securities at Fair Value – Definition and Hierarchy

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Valuation of Investments in Securities at Fair Value – Definition and Hierarchy (continued)

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular instruments. Changes in assumptions or in market conditions could significantly affect the estimates. The carrying amount of our financial assets and liabilities approximates fair value.

Revenue Recognition

Sales of coupons are recognized at the time of the sale for the face value of the coupon less the amount due the merchant.  Consulting revenue is recognized in the period services are performed and collectability is reasonably assured.  Revenue is reduced by estimated customer refunds.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for the differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions.  The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the financial statements as appropriate.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred.  Advertising and promotion expense was $2,616 and $3,915 for the quarters ending March 31, 2013 and 2012, respectively.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Receivables and Credit Policies

The Company’s accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from invoice date.  Accounts receivable are stated at the amount billed to the customer, less management’s best estimate of an allowance for doubtful accounts and an estimate for sales returns.  No interest is applied to past due accounts.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoice.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No stock options vested during the quarters ended March 31, 2013 and 2012.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Stock-based compensation expense

Stock-based compensation consists of stock options issued to employees, directors, and consultants.  Compensation expense is calculated on the fair value of the instrument at the time of grant and is recognized ratably over the service period based on the number of awards that vest over time and in the period of grant for awards that vest immediately (See above, Stock-Based Compensation). The expense resulting from share-based payments is recorded in professional fees, selling, or general administrative expense depending on the nature of the service provided

Recently Adopted Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU is not expected to have a material impact on the Company.

In May 2011, the FASB issued an accounting standard update which works to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The update both clarifies the FASB’s intent about the application of existing fair value guidance, and also changes certain principles regarding measurement and disclosure.  The update is effective prospectively and is effective for annual periods beginning after December 15, 2011. Early application is permitted for interim periods beginning after December 15, 2011. The Company is currently evaluating the effect the update will have on its financial statements.

In January 2010, the FASB issued an accounting standard update on fair value measurements and disclosures. The update requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009; except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this update did not have an effect on the Company’s financial statements.

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements, as well as their related disclosures.  Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

4.	Equipment and software

Computer equipment and software, net consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Office equipment	$896	$896
Software	36,254	36,254

	37,150	37,150
Less: accumulated depreciation and amortization	(26,515)	(23,419)
	$10,635	$13,731

Depreciation and amortization expense was $3,096 and $3,099 for the quarters ended March 31, 2013 and 2012, respectively.

5.	Short-term debt

During the year ended December 31, 2012, the Company borrowed $106,250 from related-party shareholders and $100,000 from new investors.  During the quarter ended March 31, 2013, the Company borrowed $10,000 from related-party shareholders and $80,000 from new investors.  The notes accrue interest at the rate of 10% per annum and are due on August 31, 2013.  In connection with each note, the Company issued stock warrants to acquire 2 shares of its $0.00001 par value common stock for each $1.00 of principle amount loaned the Company at an exercise price of $.50 per share (see Note 9).  The debt holders have the option to convert their notes into 592,500 shares of the Company’s $0.00001 par value common stock within ten days after the S-1 filing document has been approved by the Securities and Exchange Commission.

Short-term loans payable consisted of the following at March 31, 2013:

Short Term Loans	$296,250
Unamortized Discount	(5,909)
$290,341

Amortization of the discount is reported in the statement of operations as interest expense.  Amortization of discount totaled $2,855 for the quarter ended March 31, 2013.

Total interest expense related to these notes, which includes amortization of the discount, was $8,645 for the quarter ended March 31, 2013.

The notes mature on August 31, 2013, with a total debt service of $317,100, comprised of $296,250 principal and approximately $20,850 of accrued interest.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

6.	Long-term debt

During the years ended December 31, 2011 and 2010, the Company issued notes payable to third party investors with a face value of $222,500 and $225,000, respectively, in conjunction with the sale of common and treasury stock (see Note 8).

The notes issued in 2011 and 2010 have a common maturity date of August 31, 2013, payable at face value plus accrued interest at maturity.  The notes accrue interest at the rate of 7% per annum.

Notes payable consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Notes payable	$447,500	$447,500
Unamortized discount	(15,460)	(24,854)
	$432,040	$422,646

Maturities of notes payable are as follows at December 31:

2012	$-
2013	447,500
	$447,500

Discount on these notes was calculated using an imputed interest rate of 7.51% and 12.63% for notes issued in 2011 and 2010, respectively.  Total interest on these notes was 15.37% and 14.51% for the years ended December 31, 2012 and  2011,   respectively.  Amortization of the discount is reported in the statement of operations as interest expense.  For the quarters ended March 31, 2013 and 2012, amortization of discount totaled $9,394 and $9,292, respectively.

Total interest expense related to these notes, which includes amortization of discount, was $17,290 and $17,102 for the quarters ended March 31, 2013 and 2012, respectively.

The notes mature on August 31, 2013, with a total debt service of $530,500, comprised of $447,500 principal and approximately $83,000 of accrued interest.

7.	Income taxes

The Company has reviewed its tax positions as of December 31, 2012 and 2011 and has not identified any positions that are uncertain.  The income tax returns filed for the years ended December 31, 2012, 2011 and 2010 are open to review by the Internal Revenue Service.

The Company had no income tax expense (benefit) for the quarters ended March 31, 2013 and 2012. At December 31, 2012 and 2011, the Company had approximately $1,328,000 and $600,000 of net operating losses (“NOL”) carry-forwards, respectively, for federal and state income purposes.  These losses are available for future years and expire through 2032.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

7.	Income taxes (continued)

The deferred tax asset is approximately summarized as follows:

	December 31,	December 31,
	2012	2011

Deferred tax asset:
Net operating loss carryforwards	$385,000	$174,000
Permanent and other differences	10,000	9,000

Deferred tax asset	395,000	183,000
Less: Valuation allowance	(395,000)	(183,000)

Net deferred tax asset	$-	$-

	December 31,	December 31,
	2012	2011

Statutory federal income tax expense	(25)%	(25)%
State and local income tax
(net of federal benfits)	(4)	(4)
Permanent and other differences	9	5
Valuation allowance	20	24

	-%	-%

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately $1,328,000 and $600,000 at December 31, 2012 and 2011, respectively, due to the uncertainty of realizing the future tax benefits.

8.	Capital and treasury stock

On inception, the Company issued 5,297,632 shares of common stock with a par value of $0.00001 to its initial shareholders.  On November 15, 2010, 165,551 shares were contributed to the Company as treasury stock for sale to investors.  Neither transaction involved consideration.

During 2010, the Company issued 165,551 shares of treasury stock and 1,324,408 shares of common stock for $1.00 per share in conjunction with the issuance of notes payable as described in Note 6.  The lenders received 6.62204 shares of common stock for each $1.00 loaned to the Company.  Proceeds of $225,000 were allocated $65,916 to the purchase of treasury and capital stock, $157,500 to long-term debt, and expenses of $1,584.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

8.	Capital and treasury stock (continued)

During 2011, 375,801 shares of common stock were contributed to the Company by existing shareholders, without consideration, as treasury stock for sale to investors.  Of these 375,801 treasury shares, the Company issued 119,197 shares of treasury stock for $2.50 per share in conjunction with the issuance of notes payable as described in Note 6.  The lender received 6.62204 shares of stock for each $2.50 loaned to the Company.  The Company also issued 256,604 shares of treasury stock and 37,249 shares of common stock for $4.00 per share in conjunction with the issuance of notes payable as described in Note 6.  The lenders received 6.62204 shares of common stock for each $4.00 loaned to the Company.  Proceeds of $222,500 were allocated $33,221 to the purchase of treasury and capital stock and $189,279 to long-term debt.

In the first quarter of 2012, the Company sold 198,265 shares of stock at approximately $0.38 per share.  In the second quarter of 2012, the Company sold 577,198 shares of stock at approximately $.38 per share.  The Company also issued 157,500 shares of stock in the first quarter, 65,000 shares of stock in the second quarter, and 50,000 shares of stock in the third quarter in exchange for services, which were valued based on the fair market value of the services rendered.

The Company had 10,994,823 shares of common stock issued and outstanding as of March 31, 2013 and December 31, 2012.

9.	Stock options and warrants

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option  is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for the years ended December 31, 2012 and 2011: risk free interest rate between 1.67% and 1.80%,  no dividend yield, expected lives of ten years and volatility of 40%. The expected term of stock option awards granted is generally based on the “simplified” method for “plain vanilla” options discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historical volatility of a similar company whose stock is on the OTCBB for a period that matches the expected term of the option.  We based the risk-free interest rate that we use in our option pricing valuation model on the implied yield in effect at the time of the option grant on constant maturity US Treasury issues with equivalent remaining terms.  Options vest on the date granted and can be exercised over a period of seven to ten years.

For the year ended December 31, 2012 and 2011, the Company granted employees 1,995,000 and 993,306 options, respectively, and nonemployees 870,000 and 198,660, respectively.  None of these options were granted during the quarters ended March 31, 2013 or 2012; therefore, no stock-based compensation expense was recognized during these periods

At March 31, 2013, 3,990,746 options were exercisible at a weighted average price of approximtely $0.28.

The Company has not paid cash dividends and does not expect to pay cash dividends in the future.  Forfeiture rates are based on management’s estimates.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

9.	Stock options and warrants (continued)

The following is a summary of all option activity through March 31, 2013:

Stock options:

Options Outstanding				Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Price	2013	Life	Price	2013	Price

$0.012	1,125,746	8.8	0.012	1,125,746	0.012
$0.380	2,865,000	9.5	0.380	2,865,000	0.380

	3,990,746	8.3	$0.28	3,990,746	$0.28

			Average
	Number of	Weighted	Remaining
	Options	Average	Term
	Outstanding	Price	(in years)

Options outstanding at December 31, 2010	-	$-	-
Granted in 2011	1,191,966	0.01
Exercised	(66,220)
Canceled in 2011	-	-
Options outstanding at December 31, 2011	1,125,746	0.08	9.8
Granted in 2012	2,865,000	0.38
Exercised
Canceled in 2012	-	-
Options outstanding at March 31, 2013	3,990,746	$0.28	8.3

Exercisable at March 31, 2013	3,990,746	$0.28	8.3

As of March 31, 2013, there was no intrinsic value to the outstanding and exercisable options.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

9.	Stock options and warrants (continued)

The Company issued 592,500 warrants in conjunction with short-term notes described in Note 5.  Additionally, the Company issued 580,240 warrants to two existing shareholders during the year ended December 31, 2012.  The following is a summary of warrant activity through March 31, 2013:

Warrants

Warrants Outstanding				Warrants Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Price	2013	Life	Price	2013	Price

$0.50	592,500	6.7	$0.50	592,500	$0.50
$0.38	580,240	9.3	$0.38	580,240	$0.38

	1,172,740	8.0	$0.28	1,172,740	$0.28

			Average
	Number of	Weighted	Remaining
	Warrants	Average	Term
	Outstanding	Price	(in years)

Warrants outstanding at December 31, 2011	-	$-	-
Granted in 2012	992,740	0.28
Exercised	-
Canceled in 2012	-
Warrants outstanding at December 31, 2012	992,740
Granted in 2013	180,000	0.28
Excecised	-
Canceled in 2013	-	-
Warrants outstanding at March 31, 2013	1,172,740	$0.28	8.3

Exercisable at March 31, 2013	1,172,740	$0.28	8.3

Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions of exercised options in excess of the deferred tax asset attributable to the compensation cost for such options.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

9.	Stock options and warrants (continued)

No stock options or warrants were exercised during the quarter ended March 31, 2013 or the year ended December 31, 2012.  Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions of exercised options in excess of the deferred tax asset attributable to the compensation cost for such options.

The Company has two active stock option plans, (the “2011 Plan”) and  (the “2012 Plan”).  A total of 4,324,408 shares has been reserved for issuance under these plans.  Under the 2011 Plan, the Company authorized 1,354,408 shares of common stock be reserved under the Discount Coupons 2011 Stock Plan, which was adopted on July 18, 2011.  A total of 1,191,966 options were issued in the fourth quarter of 2011; 66,220 options were exercised in 2011.  The remaining 1,125,746 options have yet to be exercised and expire on September 30, 2021.

Under the 2012 Plan, the Company authorized 3,000,000 shares of common stock be reserved for issuance under the Discount Coupons 2012 Stock Plan, which was adopted on June 29, 2012.  A total of 2,865,000 options were issued and none were exercised through March 31, 2013.  The options expire on June 28, 2022

10.	Related-party transactions

The Company had the following transactions with related parties:

The Company purchased its domain name from its vice president for $12,500.  This asset was capitalized as software in the period ending December 31, 2010 as described in Note 4.

During the year ended December 31, 2012, the Company issued 272,500 shares of its $0.00001 par value common stock to certain shareholders for services rendered on behalf of the Company.  These shares were valued at $21,800.

During the year ended December 31, 2012, the Company borrowed $106,250 from related-party shareholders (see Note 5).

During the quarter ended March 31, 2013, the Company borrowed $10,000 from related-party shareholders (see Note 5).

11.	Commitments and contingencies

Operating Leases – Future Minimum Lease Payments

The Company leases a temporary residence under an agreement that is classified as an operating lease.  The future minimum lease payments required under this lease are as follows:

For the years ended December 31,

2013	$15,800
$15,800

Rental expense related to this lease was $11,850 for the quarters ended March 31, 2013 and 2012, respectively.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

11.	Commitments and contingencies (continued)

Beginning March 1, 2012, the Company leases office space under an agreement that is classified as an operating lease.  The future minimum lease payments required under this lease are as follows (which include required estimated common area maintenance and utility charges):

For the years ended December 31,

2013	$66,265
2014	33,460
$99,725

Rental expense related to this lease was $16,933 and $5,361 for the quarters ended March 31, 2013 and 2012, respectively.

Beginning January, 2013, the Company leases a temporary residence under an agreement that is classified as an operating lease.  The future minimum lease payments required under this lease are as follows:

For the years ended December 31,

2013	$28,800

$28,800

Rental expense related to this lease was $7,200 for the quarter ended March 31, 2013.

12.	Subsequent events

Since March 31, 2013, the Company has borrowed a total of $65,000 from third part investors at an interest rate of 10% per annum, maturing on August 31, 2013. In connection with these borrowings, the lenders received warrants to purchase 2 shares of the Company’s $0.00001 par value common stock for each $1.00 of principle amount loaned the Company at an exercise price of $.50 per share.  Some investors received additional warrants based on their total overall investment in the company.

The Company has evaluated the financial statements for subsequent events occurring through June 28, 2013, the date the financial statements were available to be issued.

Item 1A.  Risk Factors

A Smaller Reporting Company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item; however, risk factors pertaining to our business may be reviewed in our Form S-1 Registration Statement filing available for review at www.sec.gov.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to “we,” “our” or “us” refer to Discount Coupons Corporation unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

This Form 10-Q for the period ending March 31, 2013 should be reviewed in conjunction with our audited financial statements for our fiscal years ending December 31, 2011 and December 31, 2012 and Management’s  Discussion and Analysis of Financial Condition and Results of Operations for those same fiscal periods, which are available for review in our S-1 Registration Statement filing at www.sec.gov.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate History

Corporate Overview.
We were incorporated on August 16, 2010 in the state of  Florida. Our principal offices are located at 5584 Rio Vista Drive, Clearwater, Florida 33760 and our telephone number is (727) 324-0161

Business Description.
We are a marketing firm that provides services to businesses on a cost per acquisition basis through the sale of discount vouchers to consumers.  Our business operates in a similar manner to businesses that define themselves as “daily deal” websites by leveraging the power of group buying to provide deals with savings to users.

We analyze the “daily deal” industry and identify key opportunities that are not being pursued by our competitors.

Our business performs three primary operations:

1)	Merchant acquisition, which is our process of obtaining advertising contracts with merchants;
2)	Acquiring leasing agreements with other firms to acquire portions of their revenues streams in exchange for providing web servicing; and
3)	Advertising and marketing of our voucher inventory.

Our marketing and advertising operations include a multi-channel program to advertise vouchers through advertising.  We have adapted our business model in our attempt to maximize our opportunity to sell vouchers by innovating key operating traits.  Unlike “daily deal” companies that typically market an offer for a period of 24 hours, our marketing contracts allow us to market each offer in 30-day intervals on a 12-month, automatically renewing agreement.  Our business plan also includes acquiring rights to receive revenue streams from other “daily deal” sites, by providing them with business development and consulting services. In exchange for these services, firms will provide us with mutually agreed upon revenue streams.

Limited Operating History

We have a limited operating history.  Our operations have been focused on establishing our business model, designing and constructing a website, acquiring subscribers, obtaining merchant agreements, testing marketing advertising and sales channels, and exploring merger and acquisition opportunities within our industry and other closely related industries.

Plan of Operations

Our primary focus is offering discount coupons to individuals via the Internet through e-mail and other mass marketing methods, directing consumers to our website and other websites that we have under management.  We also provide our knowledge of Internet-based business models to other companies on a consulting basis.

We have tested various marketing and advertising channels to determine their efficacy to both sell our vouchers and obtain new subscribers. We have primarily tested pay-per-click search engine marketing, organic search engine optimization, and social media. Through these tests we have learned which channels provide a return on investment (ROI) and which also provide a positive impact on sales and public knowledge.

Recently, our operations have included a focus on acquiring management agreements from complementary and similar businesses, whereby we are able to manage their businesses on a revenue share basis. These management agreements provide us with additional marketing reach to promote our offers and also benefit from the increased revenue that results from the management of these properties.  In addition to our website operations, we enter into consulting agreements to handle all aspects of website development and marketing for non-daily deal sites for a flat fee. Consulting revenue accounted for 8.3% and 46.5% of total revenue for fiscal years 2012 and 2011, respectively.

Results of operations

Three-month period ended March 31, 2013

Revenues
Revenues for the three-month periods ended March 31, 2013 and March 31, 2012 are $13,198 and $19,056, respectively, representing a $5,858 or 30% decrease in our revenues.  The decrease is primarily attributable to a malfunctioning of our marketing email list.

Cost of Sales
There is no cost of sales for the three-month period ended March 31, 2013 and March 31, 2012. Our cost of sales form our inception of August 16, 2010 to March 31, 2013 are $27,919.

Gross Profit
Gross profit for the three-month periods ended March 31, 2013 and March 31, 2012 are $13,198 and $19,056, respectively, representing a $5,858 or 30% decrease in our gross profit. The decrease in gross profit is primarily attributable to the decrease in our revenues.

Total Expenses
Total expenses for the three-month periods ended March 31, 2013 and March 31, 2012 are $202,336 and $195,195, respectively, representing a $7,141 or 3.6% increase.  The  increase in total expenses is not material for comparative purposes.

Net Operating Loss
Net operating loss for the three-month period ended March 31, 2013 and March 31, 2012 are $189,138 and $176,139, respectively, representing a $12,999 or 7% increase. The increase in net operating loss is primarily attributable to the decrease in revenues and increase in total expenses.

Interest Expense
Interest expense for the three-month periods ended March 31, 2013 and March 31, 2012 are $25,935 and $17,102, respectively, representing a $8,883 or 51% increase. The increase in interest expense is primarily attributable to an increase in notes payable.

Net Loss
The net operating loss for the three-month periods ended March 31, 2013 and March 31, 2012 are $215,073 and $193,241, respectively, representing a $21,832 or 11 % increase. The increase in net operating loss is primarily attributable to a decrease in revenues and increase in total expenses.

Liquidity and Capital Resources

The term “liquidity” as used herein refers to the ability of an enterprise to generate adequate amounts of cash to meet the enterprise’s needs for cash. At the present time, our available cash is not sufficient to allow us to commence full execution of our business plan. We have minimal cash on hand and no ability to generate cash without the sale of equity or debt securities.

Our growth strategy for the next 12 months is primarily focused on the execution of additional management agreements, as well as the plan to seek strategic acquisitions or joint ventures of companies to acquire their respective operations and mailing lists in our attempt to increase our revenues. We will attempt to continue the trend of higher revenue from the management agreements and increased subscriber amount in fiscal 2013 to continue at approximately the same rate as in recent years. Our management estimates that we will need approximately $275,000 to finance our cost of entering into such additional management agreements. Additionally, our management plans to engage in strategic acquisitions of third-party daily deal websites to increase our revenues, which may require funds of up to $2,000,000, however, to date, we have not entered into any agreements to acquire any additional daily deal websites and cannot make any assurances that even if we receive funds of up to $2,000,000 that we will be successful in acquiring third-party daily deal websites, or if the acquisitions will result in profitability. In addition, our expansion program may require us to increase our payroll obligations, workers compensation premiums, and employer taxes if our revenues grow. Funds required to finance our expansion program are expected to come primarily from additional debt or equity financings during fiscal 2013; however, there are no assurances that we will be successful in obtaining any additional financing or that we will secure financing on terms that will be favorable to us.

We are currently using funds at approximately $25,000 per month.  The minimum period of time that we can conduct our planned operations using currently available capital resources is thirty days.  The minimum amount of funding needed in the next year is approximately $275,000.

During the year ended 2012, we used $471,263 net cash in operations and had $500,450 in cash provided from the sale of debt and equity securities to investors. During the year ended December 31, 2011, we  used $402,329 net cash in operations, spent $12,500 on the acquisition of capital assets, and had $402,396 in cash provided from the sale of debt and equity securities to investors.  During the short year ended December 31, 2010, we used $131,333 net cash in operations, spent $24,650 on the acquisition of capital assets, and had $223,416 in cash provided from the sale of debt and equity securities to investors.

Outstanding Loans

During the quarter ended March 31, 2013, we issued convertible promissory notes to 4 accredited investors in exchange for working capital loans in an aggregate amount of $90,000. In connection with the promissory notes, we issued 180,000 warrants  exercisable for a period of seven years at fifty cents per share . The notes are convertible at $0.50 per share. If the note holder fails to exercise the conversion rights within the 10 days, the conversion rights will lapse.

During the year ended December 31, 2012, we issued notes payable to third-party investors with a face value of $206,250.  For each $1 borrowed, the lender received two warrants to purchase company stock at 50 cents.  Additionally, these notes are convertible into our stock at the option of the note holder at the rate of 50 cents per share.  These notes have a maturity date of August 31, 2013, payable at face value plus accrued interest at maturity (unless converted to stock).   The notes accrue interest at the rate of 10% per annum.

During the years ended December 31, 2011 and 2010, we issued notes payable to third party investors with a face value of $222,500 and $225,000, respectively, in conjunction with the sale of common and treasury stock.

The notes issued in 2011 and 2010 have a common maturity date of August 31, 2013, payable at face value plus accrued interest at maturity.  The notes accrue interest at the rate of 7% per annum.

Going Concern

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have primarily devoted our efforts to the development and implementation of our web-based business.  Our operations have been funded through private placement of our equity securities and debt financing. We anticipate incurring additional losses prior to reaching a positive operating cash flow and we intend to finance our operations through additional notes payable and equity funding.  If we are unable to secure adequate funding, we may be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses.  Our estimates are based on assumptions we believe are reasonable under the circumstances.  We will evaluate our estimates on an ongoing basis and make changes as experience develops or as we become aware of new information.  Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue

We recognize revenue when a coupon is purchased from our on-line site.  We estimate customer refunds based on historical data over time and reduce revenue by these estimated refunds. Sales of coupons are recognized at the time of the sale for the face value of the coupon less the amount due the merchant.

For coupons purchased from sites under a management agreement, we receive a percentage of the net revenue (face value of the coupon less the amount due the merchant).  This percentage ranges from 100% to 75%, depending on the terms negotiated with the owner of the site under management.

For consulting agreements, revenue is recognized in the period services are performed and collectability is reasonably assured.  Revenue is reduced by estimated customer refunds.

Income Taxes

Our financial statements will include an estimate of income taxes assessed for any legal jurisdiction in which we operate.  These income taxes include both a current amount, as well as a deferred portion, which results from a variety of temporary book versus tax treatment differences, including net operating loss carry forwards.  These differences result in deferred tax assets and liabilities, which are includible in the balance sheet.  Once established, any deferred tax asset must be evaluated to determine whether it is more likely than not that the future tax benefits will be realized, including the likelihood that we will generate sufficient future taxable income to utilize the full amount. When facts and circumstances warrant, we will establish, increase or reduce valuation allowances associated with deferred tax assets in order to reflect which assets meet the more-likely-than-not realizability test. Based on the cumulative losses and lack of operating history, we have recorded a valuation allowance against our net deferred tax assets as we believe that it is more likely than not that these deferred tax assets will not be realized.

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other (ASC 350). We periodically evaluate long-lived assets for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors. The valuation of long-lived assets requires the use of judgment in evaluating these indicators.

In accordance with ASC 350, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Our long-lived assets consist primarily of the capitalized cost of website development which has an estimated useful life of three to five years.

Stock-Based Compensation

We comply with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.  The expected term of stock option awards granted is generally based on the “simplified” method for “plain vanilla” options discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historical volatility of a similar company whose stock is in our industry sector and on the OTCBB for a period that matches the expected term of the option.  We base the risk-free interest rate that we use in our option pricing valuation model on the implied yield in effect at the time of option grant on constant maturity U.S. Treasury issues with equivalent remaining terms.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for years ended December 31, 2012 and 2011; risk-free interest rate between 1.67% and 1.80%,  no dividend yield, expected lives of ten years and volatility of 40%.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.

Recent Accounting Pronouncements

The most significant recent accounting direction relating to reporting revenue in our industry comes from the Securities and Exchange Commission.  The SEC requires that revenue be reported net of payments to merchants, rather than gross with payments to merchants reflected as cost of sales. We follow this treatment in our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Inapplicable. We have no market sensitive instruments.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities

None

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Inapplicable.

Item 5.  Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certification of Pat Martin, Chief Executive Officer (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of Pat Martin, the Chief Financial Officer (attached hereto)

32.1	Section 1350 Certification of Pat Martin, Chief Executive Officer (attached hereto)

32.2	Section 1350 Certification Pat Martin, Chief Financial Officer (attached hereto)

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
_____________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discount Coupons Corporation

Dated: July 3, 2013	By:	/s/ Pat Martin
	Name	Pat Martin
	Title:	Principal Executive Officer President/Chief Executive Officer/Chief Financial Officer/Principal Accounting Officer/Chairman of the Board of Directors