Form 10-Q
period 2013-06-30
Discount Coupons Corp
filed 2013-08-16
CIK 1519450

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, there were 15,837,455 shares of common stock, par value $0.00001 per share, outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Statements of Financial Condition at June 30, 2013 (unaudited) and December 31, 2012	F-1

	Consolidated Statements of Operations for the six months and quarters ended June 30, 2013 and 2012 and from August 16, 2010 (Inception) to June 30, 2013 (unaudited)	F-2

	Consolidated Statements of Changes in Stockholders’ Deficit for the quarter ended June 30, 2013 and from August 16, 2010 (Inception) to June 30, 2013 (unaudited)	F-3

	Consolidated Statements of Cash Flows for the six months period ended June 30, 2013 and June 30, 2012 and from August 16, 2010 (Inception) to June 30, 2013(unaudited)	F-4

	Notes to consolidated financial statements	F-5 - F-17

Item 1A.	Risk Factors	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

PART II

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Mine Safety Disclosures	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

Signatures		10

 Item 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Financial Statements
Statements of Financial Condition at June 30, 2013 (unaudited) and December 31, 2012	F-1
Statements of Operations for the quarters ended June 30, 2013 and 2012 and from August 16, 2010 (Inception) to June 30, 2013 (unaudited)	F-2
Statements of Changes in Stockholders’ Deficit for the quarters ended June 30, 2013 and 2012 and from August 16, 2010 (Inception) to June 30, 2013 (unaudited)	F-3
Statements of Cash Flows for the quarters ended June 30, 2013 and 2012 and from August 16, 2010 (Inception) to June 30, 2013 (unaudited)	F-4
Notes to Financial Statements	F-5

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash	$25	$84,187
Deposits and prepaids	17,989	11,389
		.
Total current assets	18,014	95,576

Property and equipment, net of accumulated depreciation	7,539	13,731
Total assets	$25,553	$109,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$192,367	$119,239
Current portion of long-term debt	441,127	422,646
Short-term loans, less related discount (Note 5)	378,378	199,471
Accrued expenses	175,230	109,061

Total current liabilities	1,187,102	850,417

Notes payable, net of unamortized discount of $6,372 and $24,854 at June 30, 2013 and December 31, 2012, respectively, less current portion (Note 6)	-	-
Total liabilities	1,187,102	850,417

Stockholders' deficit

Preferred stock, $0.00001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 30,000,000 shares authorized, 15,837,455 and 10,994,823 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	158	109
Additional paid-in capital	2,065,272	1,083,585
Deficit accumulated during the development stage	(3,226,979)	(1,824,804)
Total stockholders' deficit	(1,161,549)	(741,110)

Total liabilities and stockholders' deficit	$25,553	$109,307

The accompanying notes are an integral part of these financial statements.

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Statements of Operations
(Unaudited)

					Period From
					August 16, 2010
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013
Revenues	$9,992	$29,917	$23,189	$48,973	$257,717
Sales returns	(20,000)		(20,000)		(20,000)
Cost of sales	-	(1,500)	-	(1,500)	(29,985)
Gross profit	(10,008)	28,417	3,189	47,473	207,732

Operating Expenses

Research and development	-	-	-	2,340	58,273
Professional Fees	740,760	131,257	780,932	167,375	1,212,128
Selling	178,445	53,152	232,826	116,630	679,271
General and administrative	228,378	396,942	336,161	490,199	1,287,944
Total expenses	1,147,583	581,351	1,349,919	776,544	3,237,616

Net operating income	(1,157,591)	(552,934)	(1,346,730)	(729,071)	(3,029,884)

Other income (expense)

Interest expense	(29,511)	(17,102)	(55,445)	(34,204)	(197,095)

Total other income (expense)	(29,511)	(17,102)	(55,445)	(34,204)	(197,095)

Net income (loss) before income taxes	(1,187,102)	(570,036)	(1,402,175)	(763,275)	(3,226,979)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(1,187,102)	$(570,036)	$(1,402,175)	$(763,275)	$(3,226,979)

Net loss per weighted share, basic and fully diluted	$(0.10)	$(0.06)	$(0.13)	$(0.07)

Weighted average number of common shares outstanding, basic and fully diluted	11,319,782	10,321,217	11,157,303	10,198,327

The accompanying notes are integral part of these financial statements.

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period August 16, 2010 (Inception) to June 30, 2013

						Deficit
						Accumulated
					Additional	During
	Common Stock		Treasury Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Issuance of common stock on August 16, 2010	5,297,632	$53	-	$-	$(53)	$-	$-

Shareholder contribution to treasury stock	(165,551)	-	165,551	-	-	-	-

Sale of treasury and common stock,
net of expenses	1,489,959	14	(165,551)	-	65,902	-	65,916

Net loss	-	-	-	-	-	(131,186)	(131,186)

Balance, December 31, 2010	6,622,040	67	-	-	65,849	(131,186)	(65,270)

Shareholder contribution to treasury stock	(375,801)	-	375,801	-	-	-	-

Stock issued in exchange for services	285,377	-	-	-	3,448	-	3,448

Sale of treasury and common stock, net of expenses	3,349,024	33	(375,801)	-	222,188	-	222,221

Stock options issued	-	-	-	-	55,837	-	55,837

Stock options exercised	66,220	-	-	-	800	-	800

Net loss	-	-	-	-	-	(593,247)	(593,247)

Balance, December 31, 2011	9,946,860	100	-	-	348,122	(724,433)	(376,211)

Sale of common stock	775,463	7	-	-	294,193	-	294,200

Stock issued in exchange for services	272,500	2	-	-	21,798	-	21,800

Stock options issued	-	-	-	-	411,366	-	411,366

Warrants issued	-	-	-	-	8,106	-	8,106

Net loss	-	-	-	-	-	(1,100,371)	(1,100,371)

Balance, December 31, 2012	10,994,823	109	-	-	1,083,585	(1,824,804)	(741,110)

Warrants issued	-	-	-	-	3,736	-	3,736

Sale of stock	5,000	-	-	-	1,000	-	1,000

Stock issued in exchange for services	5,000	-	-	-	1,000	-	1,000

Stock issued as sales refund	52,632	1	-	-	19,999	-	20,000

Stock bonus	4,780,000	48	-	-	955,952	-	956,000

Net loss	-	-	-	-	-	(1,402,175)	(1,402,175)

Balance, June 30, 2013	15,837,455	$158	-	$-	$2,065,272	$(3,226,979)	$(1,161,549)

The accompanying notes are an integral part of these financial statements.

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period From
			August 16, 2010
	For the Six Months Ended		(Inception) to
	June 30,		June 30,
	2013	2012	2013
Cash flows from operations
Net (loss)	$(1,402,175)	$(763,275)	$(3,226,979)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	6,192	6,194	29,611
Stock-based compensation	956,000	411,366	1,423,203
Stock and warrants issued for services	1,750	17,800	26,998
Stock issued in lieu of refund	20,000	-	20,000
Accretion of discount on debt	25,374	18,584	112,473
Changes in operating assets and liabilities:

Accounts receivable	-	450	-
Deposits and prepaid expenses	(6,600)	(3,489)	(17,989)
Accounts payable and accrued expenses	139,297	5,905	367,596

Net cash used for operating activities	(260,162)	(306,465)	$(1,265,087)

Cash Flows from investing activities

Purchases of computer equipment and software	-	-	(37,150)

Net cash used for investing activities	-	-	(37,150)

Cash flows from financing activities

Proceeds from sale of treasury and common stock, net of expenses	1,000	294,200	574,233
Proceeds from borrowings on notes payable	175,000	-	728,029

Net cash provided by financing activities	176,000	294,200	1,302,262

Net increase (decrease) in cash	(84,162)	(12,265)	25
Cash, beginning of period	84,187	55,000	-

Cash, end of period	$25	$42,735	$25

Supplemental disclosures:

Cash paid during the period for:

Interest	$-	$-	$-

Non-cash investing and financing transactions:
			$5,198
Common stock and warrants issued for services	$1,750	$17,800	$26,998

The accompanying notes are an integral part of these financial statements.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.	Nature of operations

Discount Coupons Corporation (the “Company”) provides web-based advertising and promotion services to the business and consumer community through its website DiscountCoupons.com.  Revenue is generated from the sale of discount coupons from its merchant clients to customers registering on the website to receive offers via e-mail.  The Company operates globally via the Internet.  The Company also manages other daily deal websites for a percentage of revenue.

The Company is a Florida corporation and was organized in August, 2010.  Through June, 2013, the Company has been primarily engaged in developing its website and a base of merchant voucher offerings for consumer consumption, recruiting personnel, and raising capital.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, the Company has primarily devoted its efforts to the development and implementation of its web-based business.  Operations have been funded through the private placement of equity securities and debt financing.  These successful funding efforts have allowed the Company to reach its current state of development despite incurring losses typical with an emerging technology company.  For the six months ended June 30, 2013 and 2012, the Company incurred net losses of $1,402,175 and $763,275, respectively.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the six months ended June 30, 2013 and 2012.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred.  Advertising and promotion expense was $-0- and $9,415 for the periods ending June 30, 2013 and 2012, respectively.

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options that vested, the Company recorded compensation expense approximately $-0- and $286,000 during the six months ended June 30, 2013 and 2012.  The Company recognized $610,000 in compensation expense for direct stock grants during the quarter ended June 30, 2013.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.   The Company recorded stock compensation of approximately $347,750 and $125,000 during the six months ended June 30, 2013 and 2012 related to consulting and other professional services.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Stock-based compensation expense

Stock-based compensation consists of stock options and stock issued to employees, directors, and consultants.  Compensation expense is calculated on the fair value of the instrument at the time of grant and is recognized ratably over the service period based on the number of awards that vest over time and in the period of grant for awards that vest immediately (See above, Stock-Based Compensation). The expense resulting from share-based payments is recorded in professional fees, selling, or general administrative expense depending on the nature of the service provided

Recently Adopted Accounting Pronouncements

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

4.	Equipment and software

Computer equipment and software, net consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Office equipment	$896	$896
Software	36,254	36,254
	37,150	37,150
Less: accumulated depreciation and amortization	(29,611)	(23,419)
	$7,539	$13,731

Depreciation and amortization expense was $6,192 and $6,194 for the six months ended June 30, 2013 and 2012, respectively.

5.	Short-term debt

During the year ended December 31, 2012, the Company borrowed $106,250 from related-party shareholders and $100,000 from new investors.  During the six month period ended June 30, 2013, the Company borrowed $75,000 from related-party shareholders and $100,000 from new investors.  The notes accrue interest at the rate of 10% per annum and are due on August 31, 2013.  In connection with each note, the Company issued stock warrants to acquire 2 shares of its $0.00001 par value common stock for each $1.00 of principal amount loaned the Company at an exercise price of $.50 per share (see Note 9).  The debt holders have the option to convert their notes into 762,500 shares of the Company’s $0.00001 par value common stock within ten days after being notified that the S-1 filing document has been approved by the Securities and Exchange Commission.

Short-term loans payable consisted of the following at June 30, 2013:

Short Term Loans	$381,250
Unamortized Discount	(2,872)
$378,378

Amortization of the discount is reported in the statement of operations as interest expense.  Amortization of discount totaled $6,892 for the six months ended June 30, 2013.

Total interest expense related to these notes, which includes amortization of the discount, was $21,429 for the six months ended June 30, 2013.

The notes mature on August 31, 2013, with a total debt service of $405,000, comprised of $381,250 principal and approximately $23,750 of accrued interest.

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

Notes payable consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Notes payable	$447,500	$447,500
Unamortized discount	(6,373)	(24,854)
	$441,127	$422,646

Maturities of notes payable are as follows at December 31:

2012	$-
2013	447,500
$447,500

Discount on these notes was calculated using an imputed interest rate of 7.51% and 12.63% for notes issued in 2011 and 2010, respectively.  Total interest on these notes was 15.37% and 14.51% for the years ended December 31, 2012 and 2011,   respectively.  Amortization of the discount is reported in the statement of operations as interest expense.  For the six months ended June 30, 2013 and 2012, amortization of discount totaled $18,482 and $18,584, respectively.

Total interest expense related to these notes, which includes amortization of discount, was $34,016 and $34,204 for the six month ended June 30, 2013 and 2012, respectively.

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

The Company had no income tax expense (benefit) for the six month periods ended June 30, 2013 and 2012. At December 31, 2012 and 2011, the Company had approximately $1,328,000 and $600,000 of net operating losses (“NOL”) carry-forwards, respectively, for federal and state income purposes.  These losses are available for future years and expire through 2032.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

7.      Income taxes (continued)

The deferred tax asset is approximately summarized as follows:

	December 31,	December 31,
	2012	2011
Deferred tax asset:
Net operating loss carryforwards	$385,000	$174,000
Permanent and other differences	10,000	9,000
Deferred tax asset	395,000	183,000
Less: Valuation allowance	(395,000)	(183,000)
Net deferred tax asset	$-	$-

	December 31,		December 31,
	2012		2011
Statutory federal income tax expense	(25	) %	(25	) %
State and local income tax
(net of federal benefits)	(4)		(4)
Permanent and other differences	9		5
Valuation allowance	20		24
	-%		-%

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

During the quarter ended June 30, 2013, the Company issued 3,215,000 shares of its $0.00001 par value common stock to officers and directors as for services rendered and 1,565,000 shares of its $0.00001 common stock to consultants in exchange for professional services.  The Company valued these shares at $.20 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering.”

The Company had 15,837,455 and 10,994,823 shares of common stock issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.

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

For the year ended December 31, 2012 and 2011,the Company granted employees 1,995,000 and 993,306 options, respectively, and nonemployees 870,000 and 198,660, respectively.  The Company granted 1,995,000 options to employees during  the first six months of 2012 at a weighted-average grant date fair value of approximately $0.31.

At June 30, 2013, 3,990,746 options were exercisable at a weighted average price of approximately $0.28.

The Company has not paid cash dividends and does not expect to pay cash dividends in the future.  Forfeiture rates are based on management’s estimates.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

9.	Stock options and warrants (continued)

The following is a summary of all option activity through June 30, 2013:

Stock options:

Options Outstanding				Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Price	2013	Life	Price	2013	Price

$0.012	1,125,746	8.8	0.012	1,125,746	0.012
$0.380	2,865,000	9.5	0.380	2,865,000	0.380
	3,990,746	8.3	$0.28	3,990,746	$0.28

			Average
	Number of	Weighted	Remaining
	Options	Average	Term
	Outstanding	Price	(in years)
Options outstanding at December 31, 2010	-	$-	-
Granted in 2011	1,191,966	0.01
Exercised	(66,220)
Canceled in 2011	-	-
Options outstanding at December 31, 2011	1,125,746	0.08	9.8
Granted in 2012	2,865,000	0.38
Exercised
Canceled in 2012	-	-
Options outstanding at June 30, 2013	3,990,746	$0.28	8.3

Exercisable at June 30, 2013	3,990,746	$0.28	8.3

As of June 30, 2013, there was no intrinsic value to the outstanding and exercisable options.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

9.     Stock options and warrants (continued)

The company issued 762,500 warrants in conjunction with short-term notes described in Note 5.  Additionally, the Company issued 580,240 warrants to two existing shareholders during the year ended December 31, 2012 and 1,177,600 warrants to six existing shareholders and one note holder during the six months ended June 30, 2013. The company also issued 1,500 warrants in exchange for services rendered. The following is a summary of warrant activity through June 30, 2013;

Warrants

Warrants Outstanding				Warrants Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Price	2013	Life	Price	2013	Price
$0.50	1,941,600	6.7	$0.50	1,941,600	$0.50
$0.38	580,240	9.3	$0.38	580,240	$0.38
	2,521,840	8.0	$0.28	2,521,840	$0.28

	Number of	Weighted	Remaining
	Warrants	Average	Term
	Outstanding	Price	(in years)
Warrants outstanding at December 31, 2011	-	$-	-
Granted in 2012	992,740	0.28
Exercised	-
Canceled in 2012	-
Warrants outstanding at December 31, 2012	992,740
Granted in 2013	1,529,100	0.28
Exercised	-
Canceled in 2013	-	-
Warrants outstanding at March 31, 2013	2,521,840	$0.28	8.3

Exercisable at March 31, 2013	2,521,840	$0.28	8.3

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

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

9.     Stock options and warrants (continued)

No stock options or warrants were exercised during the quarter ended June 30, 2013 or the year ended December 31, 2012.  Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions of exercised options in excess of the deferred tax asset attributable to the compensation cost for such options.

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

During the year ended December 31, 2012, the Company borrowed $106,250 from related-party shareholders.  During the quarter ended June 30, 2013, the Company borrowed $75,000 from related-party shareholders (see Note 5).

During the quarter ended June 30, 2013, the Company issued 4,280,000 shares of its .00001 par value common stock to related parties.

11.     Commitments and contingencies

Operating Leases – Future Minimum Lease Payments

The Company leases a temporary residence under an agreement that is classified as an operating lease.  The future minimum lease payments required under this lease are as follows:

For the years ended December 31,

2013	$31,600
2014	15,800
$47,400

Rental expense related to this lease was $23,700 for the six months ended June 30, 2013 and 2012, respectively.

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
$99,725

Rental expense related to this lease was $32,805 and $5,361 for the six months ended June 30, 2013 and 2012, respectively.

Beginning January, 2013, the Company leases a temporary residence under an agreement that is classified as an operating lease.  The future minimum lease payments required under this lease are as follows:

For the years ended December 31,

2013	$28,800
$28,800

Rental expense related to this lease was $14,400 for the six months ended June 30, 2013.
.
12.	Subsequent events

On July, 1, 2013, the Company sold 83,333 shares of stock to a new investor for $50,000.

The Company has evaluated the financial statements for subsequent events occurring through August 9, the date the financial statements were available to be issued.

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

This Form 10-Q for the period ending June 30, 2013 should be reviewed in conjunction with our audited financial statements for our fiscal years ending December 31, 2011 and December 31, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations for those same fiscal periods, which are available for review in our S-1 Registration Statement filing at www.sec.gov.

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

Corporate History

Corporate Overview.
We were incorporated on August 16, 2010 in Florida. Our principal offices are located at 5584 Rio Vista Drive, Clearwater, Florida 33760 and our telephone number is (727) 324-0161

Business Description.
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

Plan of Operations

Our primary focus is offering discount coupons to individuals via the Internet through e-mail and other mass marketing methods, directing consumers to our website and other websites that we have under management.  Recently we launched a focused, aggressive strategy to acquire relevant Daily Deal companies in key geographic markets.  This will allow us to: (a) substantially increase revenues; (b) collectively pool marketing and sales experience with our acquired Daily Deal companies; (c) significantly grow our subscriber base; (d) develop a Daily Deal  model to open new markets where no viable acquisition target exists; (e) aggregate and increase revenues in demographic industries; (f) acquire marketing firms, enabling us to provide consulting services to assist companies with their online brand; (g) become the Digital Agency of Record for companies that fit our profile size and expertise; and (h) provide our knowledge of Internet-based business models to companies on a consulting basis.

We have tested various marketing and advertising channels to determine their efficacy to both sell our vouchers and obtain new subscribers. We have primarily tested pay-per-click search engine marketing, organic search engine optimization, and social media. Through these tests we have learned which channels provide a return on investment (ROI),which also provide a positive impact on sales and public knowledge.

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

Results of Operations

Three-month period ended June 30, 2013

Revenues
Revenues for the three-month periods ended June 30, 2013 and June 30, 2012 are $9,992 and $29,917, respectively, representing a $19,925 decrease in our revenues.  The decrease is primarily attributable to a malfunctioning of our marketing email list.

Cost of Sales
Cost of sales for the three-month periods ended June 30, 2013 and June 30, 2012 are $0 and $1,500.   Our costs of sales from our inception of August 16, 2010 to June 30, 2013 are $29,985.  Our cost of sales primarily consists of costs related to consulting revenue, such as subcontracted website development and marketing expenses.

Gross Losses/Profit
Gross losses/profit  for the three-month periods ended June 30, 2013 and June 30, 2012 is $10,008 of gross losses and $28,417 profits, respectively, representing a $38,425 decrease in our gross profit. The decrease in gross profit is primarily attributable to the decrease in our revenues and a one-time refund to a consulting client.

Total Expenses
Total expenses for the three-month periods ended June 30, 2013 and June 30, 2012 are $1,147,583 and $581,351, respectively, representing a $566,232 increase.  The increase in total expenses is primarily attributable to stock for services  issued in the second quarter of 2013.

Net Operating Loss
Net operating loss for the three-month periods ended June 30, 2013 and June 30, 2012 is $1,157,591 and $552,934, respectively, representing a $604,657 increase. The increase in net operating loss is primarily attributable to the decrease in revenues and increase in total expenses.

Interest Expense
Interest expense for the three-month periods ended June 30, 2013 and June 30, 2012 is $29,511 is $17,102, respectively, representing a $12,409 increase. The increase in interest expense is primarily attributable to an increase in notes payable.

Net Loss
The net operating loss for the three-month periods ended June 30, 2013 and June 30, 2012 is $1,187,102 and $570,036, respectively, representing a $617,066 increase. The increase in net operating loss is primarily attributable to a decrease in revenues and increase in total expenses.

Six-month period ended June 30, 2013

Revenues
Revenues for the six-month period ended June 30, 2013 and June 30, 2012 are $23,819 and $48,973, respectively, representing a $25,154 decrease in our revenues.  The decrease is primarily attributable to a malfunctioning of our marketing email list.

Cost of Sales
Cost of sales for the six-month periods ending June 30, 2013 and June 30, 2012 are $0 and $1,500, respectively.  Our cost of sales from our inception of August 16, 2010 to June 30, 2013 is $29,985.

Gross Profit
Gross profit for the six-month periods ended June 30, 2013 and June 30, 2012 is $3,189 and $47,473, respectively, representing a $44,284 decrease in our gross profit. The decrease in gross profit is primarily attributable to the decrease in our revenues and a one-time refund to a consulting client in the second quarter of 2013.

Total Expenses
Total expenses for the six-month periods ended June 30, 2013 and June 30, 2012 are $1,349,919 and $776,544, respectively, representing a $573,375 increase in total expenses.  The increase in our total expenses is primarily attributable to a stock bonus issued in the second quarter of 2013.

Net Operating Loss
Net operating loss for the six-month periods ended June 30, 2013 and June 30, 2012 is $1,346,730 and $729,071, respectively, representing a $617,659 increase. The increase in net operating loss is primarily attributable to the decrease in revenues and increase in total expenses.

Interest Expense
Interest expense for the six-month periods ended June 30, 2013 and June 30, 2012 is $55,445 and $34,204, respectively, representing a $21,241 increase. The increase in interest expense is primarily attributable to an increase in notes payable.

Net Loss
The net operating loss for the six-month periods ended June 30, 2013 and June 30, 2012 is $1,402,175 and $763,275, respectively, representing a $638,900 increase. The increase in net operating loss is primarily attributable to a decrease in revenues and increase in total expenses.

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

Our growth strategy for the next 12 months is primarily focused on the execution of additional management agreements and  to seek strategic company acquisitions or joint ventures  to acquire their respective operations and mailing lists in our attempt to increase our revenues. We will attempt to continue the trend of higher revenue from the management agreements and increased subscriber amount in fiscal 2013. Our management estimates that we will need approximately $525,000 to finance our cost of entering into such additional management agreements. Additionally, our management plans to engage in strategic acquisitions of third-party daily deal websites to increase our revenues, which may require funds of up to $2,000,000, however, to date, we have not entered into any agreements to acquire any additional daily deal websites and cannot make any assurances that even if we receive the necessary funds  that we will be successful in acquiring third-party daily deal websites, or if the acquisitions will result in profitability. In addition, our expansion program may require us to increase our payroll obligations, workers compensation premiums, and employer taxes if our revenues grow. Funds required to finance our expansion program are expected to come primarily from additional debt or equity financings during fiscal 2013; however, there are no assurances that we will be successful in obtaining any additional financing or that we will secure financing on terms that will be favorable to us.

We are currently using funds at approximately $44,000 per month.  The minimum period of time that we can conduct our planned operations using currently available capital resources is thirty days.  The minimum amount of funding needed in the next year is approximately $525,000.

During the six months ended June 30, 2013, we used $260,162 net cash in operations and had $176,000 in cash provided from the sale of debt and equity securities to investors. During the six months ended June 30, 2012, we used $306,465 net cash in operations and had $294,200 in cash provided from the sale of debt and equity securities to investors.

During the year ended December 31, 2012, we issued notes payable to third-party investors with a face value of $206,250.  During the six months ended June 30, 2013, we issued notes payable to third-party investors with a face value of $175,000.  For each $1 borrowed, the lender received two warrants to purchase company stock at 50 cents.  Additionally, these notes are convertible into our stock at the option of the note holder at the rate of 50 cents per share.  These notes have a maturity date of August 31, 2013, payable at face value plus accrued interest at maturity (unless converted to stock).   The notes accrue interest at the rate of 10% per annum.

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

Our notes payable as of June 30, 2013 are $828,750.

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

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 350,  Intangibles – Goodwill and Other (ASC 350 ). We periodically evaluate long-lived assets for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors. The valuation of long-lived assets requires the use of judgment in evaluating these indicators.

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

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities

During the quarter ended June 30, 2013, we issued 3,215,000 shares of  our common stock to officers and directors  for services rendered and 1,565,000 shares of our common stock to consultants in exchange for professional services.  We valued these shares at $.20 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering.”

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

Discount Coupons Corporation

Dated: August __, 2013	By:	/s/ Pat Martin
	Name	Pat Martin
	Title:	Principal Executive Officer President/Chief Executive Officer/ Chief Financial Officer/Principal Accounting Officer/Chairman of the Board of Directors