Form 10-Q
period 2013-09-30
Discount Coupons Corp
filed 2013-11-14
CIK 1519450

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 11, 2013, there were 21,242,635 shares of common stock, par value $0.00001 per share, outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Statements of Financial Condition at September 30, 2013 (unaudited) and December 31, 2012	F-1

	Consolidated Statements of Operations for the nine months and quarters ended September 30, 2013 and 2012 and from August 16, 2010 (Inception) to September 30, 2013 (unaudited)	F-2

	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the quarter ended September 30, 2013 and from August 16, 2010 (Inception) to September 30, 2013 (unaudited)	F-3

	Consolidated Statements of Cash Flows for the nine months period ended September 30, 2013 and September 30, 2012 and from August 16, 2010 (Inception) to September 30, 2013(unaudited)	F-4

	Notes to consolidated financial statements	F-5 - F-17

Item 1A.	Risk Factors	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	7

PART II

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Mine Safety Disclosures	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

Signatures		9

Item 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Financial Statements
Statements of Financial Condition at September 30, 2013 (unaudited) and December 31, 2012	F-1
Statements of Operations for the nine months and quarters ended September 30, 2013 and 2012 and from August 16, 2010 (Inception) to September 30, 2013 (unaudited)	F-2
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended September 30, 2013 and from August 16, 2010 (Inception) to September 30, 2013 (unaudited)	F-3
Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and from August 16, 2010 (Inception) to September 30, 2013 (unaudited)	F-4
Notes to Financial Statements	F-5

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets
Cash	$77,333	$84,187
Deposits and prepaids	1,174,236	11,389
		.
Total current assets	1,251,569	95,576

Property and equipment, net of accumulated depreciation	315,687	13,731

Total assets	$1,567,256	$109,307

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$234,157	$119,239
Current portion of long-term debt	-	422,646
Short-term loans, less related discount (Note 5)	-	199,471
Short-term loans	310,000	-
Accrued expenses	84,657	109,061

Total current liabilities	628,814	850,417

Notes payable, net of unamortized discount of $24,854 at
December 31, 2012, less current portion (Note 6)	-	-
Total liabilities	628,814	850,417

Stockholders' equity (deficit)

Preferred stock, $0.00001 par value, 2,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 30,000,000 shares
authorized, 21,354,302 and 10,994,823 shares issued and
outstanding at September 30, 2013 and December 31, 2012, respectively	213	109
Additional paid-in capital	5,553,697	1,083,585
Deficit accumulated during the development stage	(4,615,468)	(1,824,804)
Total stockholders' equity (deficit)	938,442	(741,110)

Total liabilities and stockholders' equity (deficit)	$1,567,256	$109,307

The accompanying notes are an integral part of these financial statements

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Statements of Operations
(Unaudited)

					Period From
					August 16, 2010
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenues	$9,025	$31,409	$32,214	$80,382	$266,742
Sales returns	-	$-	(20,000)	$-	(20,000)
Cost of sales	-	-	-	(1,500)	(29,985)
Gross profit	9,025	31,409	12,214	78,882	216,757

Operating Expenses

Research and development	-	-	-	2,340	58,273
Professional Fees	1,292,668	43,916	2,073,600	211,291	2,504,796
Selling	19,660	57,802	252,486	174,432	698,931
General and administrative	61,557	88,521	397,717	583,351	1,349,500
Total expenses	1,373,885	190,239	2,723,803	971,414	4,611,500

Net operating income	(1,364,860)	(158,830)	(2,711,589)	(892,532)	(4,394,743)

Other income (expense)

Interest expense	(23,630)	(17,290)	(79,075)	(51,493)	(220,725)

Total other income (expense)	(23,630)	(17,290)	(79,075)	(51,493)	(220,725)

Net income (loss) before income taxes	(1,388,490)	(176,120)	(2,790,664)	(944,025)	(4,615,468)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(1,388,490)	$(176,120)	$(2,790,664)	$(944,025)	$(4,615,468)

Net loss per weighted share, basic and fully diluted	$(0.08)	$(0.02)	$(0.21)	$(0.09)

Weighted average number of common
shares outstanding, basic and fully diluted	17,700,408	10,290,690	13,363,563	10,628,750

The accompanying notes are an integral part of these financial statements

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period August 16, 2010 (Inception) to September 30, 2013

						Deficit
						Accumulated
					Additional	During
	Common Stock		Treasury Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of common stock on August 16, 2010	5,297,632	$53	-	$-	$(53)	$-	$-

Shareholder contribution to treasury stock	(165,551)	-	165,551	-	-	-	-

Sale of treasury and common stock, net of expenses	1,489,959	14	(165,551)	-	65,902	-	65,916

Net loss	-	-	-	-	-	(131,186)	(131,186)

Balance, December 31, 2010	6,622,040	67	-	-	65,849	(131,186)	(65,270)

Shareholder contribution to treasury stock	(375,801)	-	375,801	-	-	-	-

Stock issued in exchange for services	285,377	-	-	-	3,448	-	3,448

Sale of treasury and common stock, net of expenses	3,349,024	33	(375,801)	-	222,188	-	222,221

Stock options issued	-	-	-	-	55,837	-	55,837

Stock options exercised	66,220	-	-	-	800	-	800

Net loss	-	-	-	-	-	(593,247)	(593,247)

Balance, December 31, 2011	9,946,860	100	-	-	348,122	(724,433)	(376,211)

Sale of common stock	775,463	7	-	-	294,193	-	294,200

Stock issued in exchange for services	272,500	2	-	-	21,798	-	21,800

Stock options issued	-	-	-	-	411,366	-	411,366

Warrants issued	-	-	-	-	8,106	-	8,106

Net loss	-	-	-	-	-	(1,100,371)	(1,100,371)

Balance, December 31, 2012	10,994,823	109	-	-	1,083,585	(1,824,804)	(741,110)

Warrants issued	-	-	-	-	3,736	-	3,736

Stock options issued	-	-	-	-	697,550	-	697,550

Sale of stock	329,999	3	-	-	195,997	-	196,000

Stock issued in exchange for services	1,425,000	14	-	-	710,986	-	711,000
							-
Stock issued for asset acquisitions	700,000	7			349,993		350,000

Stock issued for consulting	1,900,000	19			949,981	-	950,000

Stock issued as sales refund	52,632	1	-	-	19,999	-	20,000
							-
Notes and accrued interest converted to stock	1,171,848	12			585,918		585,930

Stock bonus	4,780,000	48	-	-	955,952	-	956,000

Net loss	-	-	-	-	-	(2,790,664)	(2,790,664)

Balance, September 30, 2013	21,354,302	$213	-	$-	$5,553,697	$(4,615,468)	$938,442

The accompanying notes are an integral part of these financial statements

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)
			Period From
			August 16, 2010
	For the Nine Months Ended		(Inception) to
	September 30,		September 30,
	2013	2012	2013

Cash flows from operations
Net (loss)	$(2,790,664)	$(944,025)	$(4,615,468)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	9,285	9,288	32,704
Stock-based compensation	817,550	415,997	1,284,753
Stock, options and warrants issued for services	2,497,750	21,800	2,522,998
Stock issued in lieu of refund	20,000	-	20,000
Accretion of discount on debt	34,619	27,880	121,718
Changes in operating assets and liabilities:

Accounts receivable	-	5,050	-
Deposits and prepaid expenses	(1,162,847)	(3,489)	(1,174,236)
Accounts payable and accrued expenses	90,514	93,480	318,813

Net cash used for operating activities	(483,793)	(374,019)	$(1,488,718)

Cash flows from investing activities

Net cash received in asset acquisition	45,233	-	45,233
Accounts payable assumed in asset acquisition	(6,474)		(6,474)
Purchases of computer equipment and software	-	-	(37,150)

Net cash provided by investing activities	38,759	-	1,609

Cash flows from financing activities

Proceeds from sale of treasury and common stock, net of expenses	196,000	294,200	769,233
Payment of accrued interest with common stock	76,430	-	76,430
Proceeds from borrowings on notes payable	175,750	25,000	728,779
Principal payments on notes payable	(10,000)	-	(10,000)

Net cash provided by financing activities	438,180	319,200	1,564,442

Net increase (decrease) in cash	(6,854)	(54,819)	77,333
Cash, beginning of period	84,187	55,000	-

Cash, end of period	$77,333	$181	$77,333

Supplemental disclosures:

Cash paid during the period for:

Interest	$-	$-	$-

Non-cash investing and financing transactions:

Common stock, options and warrants issued for services	$2,497,750	$21,800	$1,606,998
Common stock issued for asset acquisitions	$350,000	$-	$350,000
Notes payable and accrued interest converted into common stock	$585,930	$-	$585,930

The accompanying notes are an integral part of these financial statements

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.	Nature of operations

Discount Coupons Corporation (the “Company”) provides web-based advertising and promotion services to the business and consumer community through various websites.  Revenue is generated from the sale of discount coupons from its merchant clients to customers registering on the website to receive offers via e-mail.  The Company operates globally via the Internet.  The Company also manages other daily deal websites for a percentage of revenue.

The Company is a Florida corporation and was organized in August, 2010.  Through September, 2013, the Company has been primarily engaged in developing its website and a base of merchant voucher offerings for consumer consumption, recruiting personnel, raising capital, and identifying similar companies for acquisition.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, the Company has primarily devoted its efforts to the development and implementation of its web-based business.  Operations have been funded through the private placement of equity securities and debt financing.  These successful funding efforts have allowed the Company to reach its current state of development despite incurring losses typical with an emerging technology Company.  For the nine months ended September 30, 2013 and 2012, the Company incurred net losses of $2,790,664 and $944,025, respectively.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the nine months ended September 30, 2013 and 2012.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred.  Advertising and promotion expense was $13,618 and $13,935 for the periods ending September 30, 2013 and 2012, respectively.

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

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options that vested, the Company recorded compensation expense of approximately $207,550 and $286,000 during the nine months ended September 30, 2013 and 2012.  The Company recognized $610,000 in compensation expense for direct stock grants to employees during the nine months ended September 30, 2013.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.   The Company recorded stock compensation of approximately $1,341,503 and $130,000 during the nine months ended September 30, 2013 and 2012 related to consulting and other professional services.  Additionally, stock and stock options valued at $1,156,247 were issued for future services, which is shown in prepaid expenses.

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

In May 2011, the FASB issued an accounting standard update, which works to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The update both clarifies the FASB’s intent about the application of existing fair value guidance, and also changes certain principles regarding measurement and disclosure.  The update is effective prospectively and is effective for annual periods beginning after December 15, 2011. Early application is permitted for interim periods beginning after December 15, 2011. The Company is currently evaluating the effect the update will have on its financial statements.

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

4.	Equipment and software

Computer equipment and intangible assets, net consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Office equipment	$896	$896
Purchased mailing lists, trademarks, and goodwill	311,241	-
Software	36,254	36,254
	348,391	37,150
Less: accumulated depreciation and amortization	(32,704)	(23,419)
	$315,687	$13,731

Depreciation and amortization expense was $9,285 and $9,288 for the nine months ended September 30, 2013 and 2012, respectively.

5.	Short-term debt

During the year ended December 31, 2012, the Company borrowed $106,250 from related-party shareholders and $100,000 from new investors.  During the nine month period ended September 30, 2013, the Company borrowed $75,000 from related-party shareholders and $100,750 from new investors.  The notes accrue interest at the rate of 10% per annum and were due on August 31, 2013.  In connection with each note, the Company issued stock warrants to acquire 2 shares of its $0.00001 par value common stock for each $1.00 of principal amount loaned the Company at an exercise price of $.50 per share (see Note 9).  The debt holders had the option to convert their notes into 762,500 shares of the Company’s $0.00001 par value common stock within ten days after being notified that the S-1 filing document has been approved by the Securities and Exchange Commission.

Short-term loans payable consisted of the following at December 31, 2012:

Short Term Loans	$206,250
Unamortized Discount	(6,779)
$199,471

Amortization of the discount is reported in the statement of operations as interest expense.  Amortization of discount totaled $9,764 for the nine months ended September 30, 2013.

Total interest expense related to these notes, which includes amortization of the discount, was $30,830 for the nine months ended September 30, 2013.

At maturity, note holders converted $262,000 in principal and $16,176 of accrued interest into 556,345 shares of common stock.  The remaining note holders extended their due dates to various dates within the next year.

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

Notes payable consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Notes payable	$-	$447,500
Unamortized discount	-	(24,854)
	$-	$422,646

Discount on these notes was calculated using an imputed interest rate of 7.51% and 12.63% for notes issued in 2011 and 2010, respectively.  Total interest on these notes was 15.37% and 14.51% for the years ended December 31, 2012 and 2011,   respectively.  Amortization of the discount is reported in the statement of operations as interest expense.  For the nine months ended September 30, 2013 and 2012, amortization of discount totaled $24,855 and $27,880, respectively.

Total interest expense related to these notes, which includes amortization of discount, was $45,710 and $51,493 for the nine months ended September 30, 2013 and 2012, respectively.

At maturity, note holders converted $247,500 and $60,254 of accrued interest into 615,403 shares of common stock.  The remaining note holders extended their due dates to various dates within the next year,

7.	Income taxes

The Company has reviewed its tax positions as of December 31, 2012 and 2011 and has not identified any positions that are uncertain.  The income tax returns filed for the years ended December 31, 2012, 2011 and 2010 are open to review by the Internal Revenue Service.

The Company had no income tax expense (benefit) for the nine month periods ended September 30, 2013 and 2012. At September 30, 2013 and December 31, 2012, the Company had approximately $3,786,000 and $1,328,000 of net operating loss (“NOL”) carry-forwards, respectively, for federal and state income tax purposes.  These losses are available for future years and expire through 2033.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

7.          Income taxes (continued)

The deferred tax asset is approximately summarized as follows:

	September 30,	December 31,
	2013	2012
Deferred tax asset:
Net operating loss carryforwards	$1,098,000	$385,000
Permanent and other differences	11,000	10,000
Deferred tax asset	1,109,000	395,000
Less: Valuation allowance	(1,109,000)	(395,000)
Net deferred tax asset	$-	$-

	September 30,	December 31,
	2013	2012

Statutory federal income tax expense	(25)%	(25)%
State and local income tax
(net of federal benefits)	(4)	(4)
Permanent and other differences	1	5
Valuation allowance	28	24
	-%	-%

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately $3,786,000 and $1,328,000 at September 30, 2013 and December 31, 2012, respectively, due to the uncertainty of realizing the future tax benefits.

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

In the second quarter of 2013, the Company sold 5,000 shares of stock at $0.20 per share and issued 52,632 shares of stock in lieu of a sales refund in the amount of $20,000.  During the same quarter, the Company issued a stock bonus to employees and consultants of 4,780,000 shares, which were valued at $0.20 per share, and issued 5,000 shares in exchange for services, which were valued based on other recent transactions at $0.20 per share.

In the third quarter of 2013, the Company sold 324,999 shares of stock at $0.60 per share, converted notes and accrued interest to 1,171,848 shares of stock as described in Notes 5 and 6 at the rate of $0.50 per share, issued 1,420,000 shares of stock in exchange for services that were valued at $0.50 per share based on other recent transactions, and issued 700,000 shares of stock for asset acquisitions, which were valued at $0.50 per share based on other recent transactions.  Additionally, the Company issued 1,900,000 shares of stock in exchange for consulting services to be provided over one year, which were valued at $0.50 cents per shares based on other recent transactions.

The Company did not value stock issued in exchange for services and other transactions at the then current market price because the stock issued in the above transactions has certain restrictions affecting its tradability.

The Company had 21,354,302 and 10,994,823 shares of common stock issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.

9.	Stock options and warrants

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option  is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant: risk free interest rate between 1.67% and 1.80%,  no dividend yield, expected lives of ten years and volatility of 40%. The expected term of stock option awards granted is generally based on the “simplified” method for “plain vanilla” options discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historical volatility of a similar Company whose stock is on the OTCBB for a period that matches the expected term of the option.  We based the risk-free interest rate that we use in our option pricing valuation model on the implied yield in effect at the time of the option grant on constant maturity US Treasury issues with equivalent remaining terms.  Options vest on the date granted and can be exercised over a period of seven to ten years.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

9.	Stock options and warrants (continued)

For the nine months ended September 30, 2013 and 2012, the Company granted employees 593,000 and 1,995,000 options, respectively, and nonemployees 1,400,000 and 870,000, respectively.  The options issued during the first nine months of 2012 have an exercise price of $0.38 and a weighted-average grant date fair value of approximately $0.31.  The options issued during the first nine months of  2013 have an exercise price of $0.20 per share and a weighted-average grant date fair value of approximately $0.35.

At September 30, 2013, 5,983,746 options were exercisible at a weighted average price of approximately $0.25.

The Company has not paid cash dividends and does not expect to pay cash dividends in the future.  Forfeiture rates are based on management’s estimates.

The following is a summary of all option activity through September 30, 2013:

Options Outstanding				Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price	2013	Life	Price	2013	Price

$0.012	1,125,746	7.8	0.012	1,125,746	0.012
$0.200	1,993,000	6.9	0.200	1,993,000	0.200
$0.380	2,865,000	8.8	0.380	2,865,000	0.380
	5,983,746	7.8	$0.25	5,983,746	$0.25

			Average
	Number of	Weighted	Remaining
	Options	Average	Term
	Outstanding	Price	(in years)

Options outstanding at December 31, 2011	1,125,746	$0.012	7.8
Granted in 2012	2,865,000	0.380	8.8
Exercised	-
Options outstanding at December 31, 2012	3,990,746
Granted in 2013	1,993,000	$0.20	6.9
Exercised	-
Options outstanding at September 30, 2013	5,983,746	$0.25	7.8
Exercisable at September 30, 2013	5,983,746	$0.25	7.8

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

9.          Stock options and warrants (continued)

The Company issued 762,500 warrants in conjunction with short-term notes described in Note 5.  Additionally, the Company issued 580,240 warrants to two existing shareholders during the nine months ended September 30, 2012 and 1,177,600 warrants to six existing shareholders and one note holder during the nine months ended September 30, 2013. The Company also issued 1,500 warrants in exchange for services rendered. The following is a summary of warrant activity through September 30, 2013:

Warrants

As of September 30, 2013, there was no intrinsic value to the outstanding and exercisable options and warrants.

Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions of exercised options in excess of the deferred tax asset attributable to the compensation cost for such options.

Warrants Outstanding				Warrants Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price	2013	Life	Price	2013	Price

$0.50	1,941,600	6.3	$0.50	1,941,600	$0.50
$0.38	580,240	9.0	$0.38	580,240	$0.38
	2,521,840	8.0	$0.28	2,521,840	$0.28

	Number of	Weighted	Remaining
	Warrants	Average	Term
	Outstanding	Price	(in years)

Warrants outstanding at December 31, 2011	-	$-	-
Granted in 2012	992,740	0.28
Exercised	-
Canceled in 2012	-
Warrants outstanding at December 31, 2012	992,740
Granted in 2013	1,529,100	0.28
Exercised	-
Canceled in 2013	-	-
Warrants outstanding at September 30, 2013	2,521,840	$0.28	8.0
Exercisable at September 30, 2013	2,521,840	$0.28	8.0

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

9.          Stock options and warrants (continued)

No stock options or warrants were exercised during the quarter ended September 30, 2013 or the year ended December 31, 2012.  Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions of exercised options in excess of the deferred tax asset attributable to the compensation cost for such options.

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

Under the 2012 Plan, the Company authorized 3,000,000 shares of common stock be reserved for issuance under the Discount Coupons 2012 Stock Plan, which was adopted on June 29, 2012.  A total of 2,865,000 options were issued and none were exercised through September 30, 2013.  The options expire on June 28, 2022.

10.	Related-party transactions

The Company had the following transactions with related parties:

The Company purchased its domain name from its vice president for $12,500.  This asset was capitalized as software in the period ending December 31, 2010 as described in Note 4.

During the nine months ended September 30, 2012, the Company issued 272,500 shares of its $0.00001 par value common stock to certain shareholders for services rendered on behalf of the Company.  These shares were valued at $21,800.

During the nine months ended September 30, 2013, the Company issued 1,270,000 shares of its $0.00001 par value common stock to certain shareholders for services rendered on behalf of the Company.  These shares were valued at $635,000.  The Company also issued 1,900,000 shares of its $0.00001 par value common stock to a shareholder for consulting services to be provided over one year.  These shares were valued at $950,000.

During the nine months ended September 30, 2013, the Company issued 4,780,000 shares of its $0.00001 par value common stock to related parties as a stock bonus.  These shares were valued at $856,000.

During the nine months ended September 30, 2013 and year ended December 31, 2012, the Company borrowed $75,000 and $106,250 from related-party shareholders, respectively (see Note 5).

11.	Nonmonetary transactions

The Company converted notes and accrued interest into 1,171,848 shares of its $0.00001 par value common stock (Notes 5 and 6).

12.	Asset Purchases

The Company acquired the assets of Deal-A-Day LLC in September 2013 for 125,000 shares of its $0.00001 restricted common stock.  The assets include mailing lists, merchant contacts, domain names, and other intangibles.  No liabilities were assumed in the transaction.

The Company acquired the assets of Cloops, Inc. in August 2013 for 310,000 shares of its $0.00001 restricted common stock.  The assets include mailing lists, merchant contacts, domain names, and other intangibles.  No liabilities were assumed in the transaction.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

12.	Asset purchases (continued)

The Company acquired the assets of HC Consulting, LLC in September 2013 for 255,000 shares of its $0.00001 restricted common stock.  The assets include $45,233 in cash, mailing lists, merchant contacts, domain names and other intangibles.  Liabilities in the amount of $6,474 were assumed in the transaction.

13.       Commitments and contingencies

Operating Leases – Future Minimum Lease Payments

The Company leases a temporary residence under an agreement that is classified as an operating lease.  This lease was assumed by the employee/tenant effective October 1, 2013, although the Company is still liable under the lease if the employee/tenant does not pay the rent as required.

Rental expense related to this lease was $35,550 for the nine months ended September 30, 2013 and 2012, respectively.

The Company leases office space under an agreement that is classified as an operating lease.  The future minimum lease payments required under this lease are as follows (which include required estimated common area maintenance and utility charges):

For the years ended December 31,

2013	$66,265
2014	33,460
$99,725

Rental expense related to this lease was $49,207 and $37,527 for the nine months ended September 30, 2013 and 2012, respectively.

The Company leases a temporary residence under an agreement that is classified as an operating lease. This lease was assumed by the employee/tenant effective September 1, 2013, although the Company is still liable under the lease if the employee tenant does not pay the rent as required.

Rental expense related to this lease was $19,200 for the nine months ended September 30, 2013.

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

This Form 10-Q for the period ending September 30, 2013 should be reviewed in conjunction with our audited financial statements for our fiscal years ending December 31, 2011 and December 31, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations for those same fiscal periods, which are available for review in our S-1 Registration Statement filing at www.sec.gov.

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

Plan of Operations

Our primary focus is offering discount coupons to individuals via the Internet through e-mail and other mass marketing methods, directing consumers to our website and other websites that we have under management. Recently we launched a focused, aggressive strategy to acquire relevant Daily Deal companies in key geographic markets.  Should we be successful in this strategy, this will allow us to: (a) substantially increase revenues; (b) collectively pool marketing and sales experience with our acquired Daily Deal companies; (c) significantly grow our subscriber base; (d) develop a Daily Deal  model to open new markets where no viable acquisition target exists; (e) aggregate and increase revenues in demographic industries; (f) acquire marketing firms, enabling us to provide consulting services to assist companies with their online brand; (g) become the Digital Agency of Record for companies that fit our profile size and expertise; and (h) provide our knowledge of Internet-based business models to companies on a consulting basis.

We have tested various marketing and advertising channels to determine their efficacy to both sell our vouchers and obtain new subscribers. We have primarily tested pay-per-click search engine marketing, organic search engine optimization, and social media. Through these tests we have learned which channels provide a return on investment (ROI), which also provide a positive impact on sales and public knowledge.

Results of Operations

Three-month period ended September 30, 2013

Revenues
Revenues for the three-month periods ended September 30, 2013 and September 30, 2012 are $9,025 and $31,409, respectively, representing a $22,384 decrease in our revenues.  The decrease is primarily attributable to a change in our business model from a shared revenue model to an acquisition model.

Cost of Sales
We had no cost of sales for the three-month periods ended September 30, 2013 and September 30, 2012.

Gross Losses/Profit
Gross profit for the three-month periods ended September 30, 2013 and September 30, 2012 is $9,025 and $31,409, respectively, representing a $22,384 decrease in our gross profit. The decrease in gross profit is attributable to the decrease in revenue.

Total Expenses
Total expenses for the three-month periods ended September 30, 2013 and September 30, 2012 are $1,373,885 and $190,239, respectively, representing a $1,183,646 increase.  The increase in total expenses is primarily attributable to stock and stock options issued for services rendered in the third quarter of 2013.

Net Operating Loss
Net operating loss for the three-month periods ended September 30, 2013 and September 30, 2012 is $1,364,860 and $158,830, respectively, representing a $1,206,030 increase. The increase in net operating loss is primarily attributable to the decrease in revenues and increase in total expenses.

Interest Expense
Interest expense for the three-month periods ended September 30, 2013 and September 30, 2012 is $23,630 and $17,290, respectively, representing a $6,340 increase. The increase in interest expense is primarily attributable to an increase in notes payable.

Net Loss
The net operating loss for the three-month periods ended September 30, 2013 and September 30, 2012 is $1,388,490 and $176,120, respectively, representing a $1,212,370 increase. The increase in net operating loss is primarily attributable to a decrease in revenues and increase in total expenses.

Nine-month period ended September 30, 2013

Revenues
Revenues for the nine-month periods ended September 30, 2013 and September 30, 2012 are $12,214 and $80,382, respectively, representing a $68,168 decrease in our revenues.  The decrease is primarily attributable to a refund to a consulting client and to a malfunctioning of our marketing email list.

Cost of Sales
Cost of sales for the nine-month periods ending September 30, 2013 and September 30, 2012 are $0 and $1,500, respectively.  This decrease is attributable to a decrease in consulting clients.

Gross Profit
Gross profit for the nine-month periods ended September 30, 2013 and September 30, 2012 is $12,214 and $78,882, respectively, representing a $66,668 decrease in our gross profit. The decrease in gross profit is primarily attributable to the decrease in our revenues and a one-time refund to a consulting client in the second quarter of 2013.

Total Expenses
Total expenses for the nine-month periods ended September 30, 2013 and September 30, 2012 are $2,723,803 and $971,414, respectively, representing a $1,752,389 increase in total expenses.  The increase in our total expenses is primarily attributable to a stock bonus issued in the second quarter of 2013 and stock and stock options issued for services rendered in the third quarter of 2013.

Net Operating Loss
Net operating loss for the nine-month periods ended September 30, 2013 and September 30, 2012 is $2,711,589 and $892,532, respectively, representing a $1,819,057 increase. The increase in net operating loss is primarily attributable to the decrease in revenues and increase in total expenses.

Interest Expense
Interest expense for the nine-month periods ended September 30, 2013 and September 30, 2012 is $79,075 and $51,493, respectively, representing a $27,582 increase. The increase in interest expense is primarily attributable to an increase in notes payable.

Net Loss
The net operating loss for the nine-month periods ended September 30, 2013 and September 30, 2012 is $2,790,664 and $944,025, respectively, representing a $1,846,639 increase. The increase in net operating loss is primarily attributable to a decrease in revenues and increase in total expenses.

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

Our growth strategy for the next 12 months is primarily focused on seeking strategic acquisitions or joint ventures to acquire their respective operations and mailing lists in our attempt to increase our revenues and increased subscriber amount, of which there are no assurances that we will be successful in this strategy.  Our expansion program may require us to increase our payroll obligations, workers compensation premiums, and employer taxes if our revenues grow. Funds required to finance our expansion program are expected to come primarily from additional debt or equity financings during fiscal 2013; however, there are no assurances that we will be successful in obtaining any additional financing or that we will secure financing on terms that will be favorable to us.

We are currently using funds at approximately $65,000 per month.  The minimum period of time that we can conduct our planned operations using currently available capital resources is thirty days.  The minimum amount of funding needed in the next year is approximately $780,000.

During the nine months ended September 30, 2013, we used $483,793 net cash in operations, received net cash of $38,759 from investing activities, and had $438,180 in net cash provided from the sale of debt and equity securities to investors after principal repayments. During the nine months ended September 30, 2012, we used $374,019 net cash in operations and had $319,200 in cash provided from the sale of debt and equity securities to investors.

During the year ended December 31, 2012, we issued notes payable to third-party investors with a face value of $206,250.  During the nine months ended September 30, 2013, we issued notes payable to third-party investors with a face value of $175,750.  For each $1 borrowed, the lender received two warrants to purchase our common stock at 50 cents.  Additionally, these notes are convertible into our stock at the option of the note holder at the rate of 50 cents per share.  These notes had a maturity date of August 31, 2013, payable at face value plus accrued interest at maturity (unless converted to stock).   The notes accrued interest at the rate of 10% per annum.

During the years ended December 31, 2011 and 2010, we issued notes payable to third party investors with a face value of $222,500 and $225,000, respectively, in conjunction with the sale of common and treasury stock.  These notes issued had a common maturity date of August 31, 2013, payable at face value plus accrued interest at maturity.  The notes accrued interest at the rate of 7% per annum.

During the third quarter of 2013, matured notes in the amount of $509,500 and accrued interest in the amount of $76,430 were converted into 1,171,848 shares of common stock.  New short-term notes were issued for matured notes that were not converted into stock.

Our notes payable as of September 30, 2013 are $310,000.

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

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities

Services Shares
Effective as of August 31, 2013, we issued the following restricted common stock shares and other securities:

a)	150,000 shares to a consultant for business development services;
b)	100,000 shares to a consultant for Advisory Board services;
c)	400,000 shares to a consulting firm for Advisory Board services;
d)	1,500,000 shares and 1,250,000 options to a consultant for business development services and 400,000 shares to the Consultant’s designees;
e)	50,000 shares to a consultant for business development services;
f)	50,000 shares to a consultant for business development services;
g)	100,000 shares to a consultant for business development services;
h)	100,00 shares to a consultant for business development services;
i)	100,000 shares to a consultant for business development services;
j)	150,000 shares and 100,000 options for business development services
k)	50,000 options to an accountant for accounting services;
l)	170,000 shares to an attorney for legal services;
m)	50,000 shares to an accountant for accounting services; and
n)	593,000 options to an employee.

Cash Purchase Restricted Common Stock Shares

a)	On July 1, 2013, we sold 83,333 shares of our common stock at $0.60 per share to an accredited investor for an aggregate purchase price of $50,000;
b)	On August 20, 2013, we sold 8,333 shares of our common stock at $0.60 per share to an accredited investor for an aggregate purchase price of $5,000;
c)	On September 3, 2013, we sold 100,000 shares of our common stock at $0.60 per share to an accredited investor for an aggregate purchase price of $60,000;
d)	On September 20, 2013, we sold 100,000 shares of our common stock at $0.60 per share to an accredited investor for an aggregate purchase price of $60,000; and
e)	On September 23, 2013, we sold 33,333 shares of our common stock at $0.60 per share to an accredited investor for an aggregate purchase price of $20,000

Acquisition Shares
Pursuant to the terms of Asset Purchase Agreements, we issued the following restricted common stock shares to the entities listed below:

a)	135,000 shares to Deal a Day, Inc., a California Corporation;
b)	310,000 shares to Cloops, Inc., a California Corporation; and
c)	255,000 to HC Consulting Group, LLC, a Georgia Limited Liability Company

Conversion Shares
During the third quarter of 2013, we issued 1,171,848 shares of our common stock for share conversions exercised in connection with notes payable.  The shares were valued at fifty cents per share.

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

Discount Coupons Corporation

Dated: November 13, 2013	By:	/s/ Pat Martin
	Name	Pat Martin
	Title:	Principal Executive Officer President/Chief Executive Officer/ Chief Financial Officer/Principal Accounting Officer/Chairman of the Board of Directors