Form 10-K
period 2013-12-31
Discount Coupons Corp
filed 2014-08-08
CIK 1519450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number:

Discount Coupons Corporation
(Exact name of Registrant as specified in its charter)

Florida	27-3261246
(State of incorporation)	(IRS Employer ID Number)

3225 S. Macdill Ave. Suite #129 - 198 Tampa, Florida 33629
(Address of principal executive offices)

Telephone (919) 610-4400
(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

All Correspondence to:

Craig A. Huffman, Esquire
Securus Law Group
13046 Racetrack Road, Number 243
Tampa, Florida 33626
Office: (888) 914-4144
Email: craig@securuslawgroup.com

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒       No   ☐    Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐       Accelerated filer   ☐        Non-accelerated filer    ☐       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐      No    ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (9,767,703 shares) was approximately $1,953,540, based on the last sale price of the issuer’s common stock of $0.20 for such common equity on June 30, 2013. As of August 7, 2014, there were outstanding [26,891,616] shares of the issuer’s Common Stock, par value $0.00001

 DISCOUNT COUPONS CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

Discount Coupons Corporation is a marketing firm that provides services to businesses on a cost per acquisition (CPA) basis through the sale of discount vouchers to consumers. Our business operates in a similar manner to businesses that define themselves as "daily deal" websites by leveraging the power of group buying to provide deals with savings to users.

We analyzed the "daily deal" industry and identified key opportunities that are not pursued by competitors. Our business performs three primary operations: 1) merchant acquisition, 2) acquiring leasing agreements with other firms to acquire portions of their revenue streams in exchange for providing web servicing, and 3) the advertising and marketing of our voucher inventory. Merchant acquisition is our process of obtaining advertising contracts with merchants. Our marketing and advertising operations include a multi-channel program to advertise vouchers through advertising.

We have adapted our business to maximize our opportunity to sell vouchers. Unlike “daily deal” companies who typically market an offer for a period of 24-hours, our marketing contracts allow us to market each offer in 30-day intervals on a 12-month, automatically renewing agreement.

Our business also is in the process of acquiring rights to receive revenue streams from other “daily deal” sites, by providing them with business development and consulting services.  In exchange for these services, these firms are providing us with mutually agreed upon revenue streams.

We believe that our business strategy is well positioned to capitalize on the following market opportunities:

●	Competitors’ unsustainable marketing and advertising strategies. Many “daily deal” websites rely on email marketing as their primary consumer marketing strategy. Increased competition for limited email marketing resources, combined with diminishing open rates, click-through rates and ultimately decreased conversion rates put these “daily deal” companies in a precarious situation for growth and sustainability. We project that daily deal sites will need to seek supplementary advertising and marketing channels to maintain a growth pattern or to achieve profitability. Our website has been optimized to represent our offers in a catalog format. This enables our site to be marketed directly by affiliates and partners.

●	Competitors’ high merchant acquisition costs. “Daily deal” sites spend $500 to $1000 to acquire a new merchant. At a $500 merchant acquisition cost, an offer run for such a merchant must generate $2000 in revenue to break-even assuming that the deal has a 50% commission to the deal site. We are very efficient in our merchant acquisition strategy. We try to keep our merchant acquisition costs at $150 per merchant. Our reduced merchant acquisition costs and long-term agreements increase our opportunity for profitability with each merchant.

●	Economic Conditions. Consumers seek new ways to save money in a challenging economy by purchasing products and services that represent a significant value.

●	Catering to standard consumer buying patterns. Typically “daily deal” websites result in impulse purchases because consumers must purchase an offer within a set timeframe, often on a non-essential product or service. We believe that an opportunity exists to provide a diverse selection of common products and services, in a catalog format so that consumers may select what they need, as they need it.

We believe that these market drivers are generating a tremendous opportunity for our company.

History

Through analysis and research of the budding “daily deal” industry, we recognized key opportunities to add experience and innovation to an already thriving business model. We saw that many businesses in the “daily deal” industry incurred high costs in the acquisition of new merchant contracts and deals. Additionally, we recognized that many of the advertising and consumer-focused marketing and advertising strategies would ultimately prove to be too costly and thus be unsustainable for long-term growth.

Since our inception we have successfully met many of our original goals. Specifically,

●	we have amassed a database of monthly offers that exceeds $110,000,000 with an inventory of over 3,000,000 available coupons. However, our subscriber base is not large enough to utilize or purchase all of these available coupons. We need to continue to grow our subscriber base to utilize the available coupons in our inventory;

●	we have maintained a low cost to obtain merchant contracts;
●	we have tested many marketing channels to diversify our strategy to effectively sell inventory to consumers; and
●	we have achieved multiple growth milestones due to seasonal marketing tests and the direct marketing of select offers.

Since inception, the Company intended to enter into consulting agreements, whereby the Company would handle all aspects of website development and marketing for non-daily deal sites for a flat fee. Although not a material source of revenue at the current time, the Company may continue to enter into these types of agreements if considered lucrative.

In 2012, we acquired four multiple management agreements from competitive companies in our industry. In exchange for managing other businesses we retain a portion of their profits. These management agreements allow Discount Coupons the ability to operate the deal websites on a revenue share basis. We either manage the existing website or integrate their business operations into our technology platform. Each agreement allows Discount Coupons to wholly manage each entity.

Threadbuy, Inc. Agreement

On May 2, 2012, Discount Coupons entered into a management agreement with Threadbuy, Inc. whereby the Company acquired exclusive marketing rights of Threadbuy’s data which includes 731,000 email addresses. The Company will use this data to extend its subscriber base. The Company will retain 75% of all net revenue derived from the acquired data and will forward the remaining revenue to Threadbuy on a net 30 day basis. This agreement is perpetual.

Cloops, Inc. Agreement

On May 4, 2012, Discount Coupons entered into a management agreement with Cloops, Inc. which is concentrated in Southern California. Pursuant to the management agreement, the Company will provide management services to Cloops Inc. and pay merchant redemptions and customer credits in exchange for any and all revenue derived from Cloops Inc.’s ad platform for new purchases. The agreement is perpetual unless either party materially breaches and provides written notice within 30 days or if a party gives 60 days written notice of termination.

On August 1, 2013, the Company completed its acquisition of the operations of Cloops, Inc. The Company issued 310,000 shares of its common stock in exchange for Cloops’ assets, which include mailing lists, merchant contacts, domain names, and other intangibles, and the assumption of certain liabilities. The Company accounted for the acquisition of Cloops as a business combination which is described in footnote 5 of the financial statements.

 Big Deal Digital Agreement

On May 7, 2012, Discount Coupons entered into a management agreement with Big Deal Digital, Inc. This company is focused on the Ottawa, Ontario markets. Pursuant to this agreement, the Company acquired exclusive marketing rights to Big Deal Digital Inc.’s business operations including data, subscription lists and website operations. Additionally, the Company acquired the right to retain 75% of all net revenue derived from Big Deal Digital Inc.’s website and will forward the remaining revenue to Big Deal Digital, Inc. on a net 60 day basis. The agreement was month-to-month. It terminated on June 12, 2013.

Deal a Day, LLC. Agreement

On June 15, 2012, Discount Coupons entered into a management agreement with Deal a Day, Inc. which operates ValleyBestDeals.com and is concentrated on the Southern California market. Pursuant to the agreement, the Company will assume management control and retain any and all revenue derived from its operations for new purchases on ValleyBestDeals.com. The agreement is perpetual unless either party materially breaches and provides written notice within 30 days or if a party gives 60 days written notice of termination.

On September 6, 2013, the Company completed its acquisition of the operations of Deal-A-Day. The Company issued 135,000 shares of its common stock in exchange for Deal-A-Day’s assets, which include mailing lists, merchant contacts, domain names, and other intangibles. No liabilities were assumed in the transaction. The Company accounted for the acquisition of Deal-A-Day as a business combination which is described in footnote 5 of the financial statements.

Our Industry

The deal industry is comprised of hundreds of small, locally focused daily deal sites along with a few major companies that have both national and global presence. Although there are multiple variations of the business model, many deal sites work as an assurance contract where a minimum number of buyers is required to activate a deal. Some deal sites simply put a time limit on the opportunity to purchase a deal.

The industry typically operates “daily deal” websites by amassing consumer records that include email addresses, usually with associated demographic information, otherwise known as subscribers. These “daily deal” websites create a contract with businesses, also known as merchants, to advertise and sell products or services, also known as offers, on a cost per acquisition basis to their database of subscribers. Cost per acquisition is an online advertising pricing model, where the advertiser pays for each specified action linked to an advertisement.  In our case, we contract with local and online businesses to provide a service where we promote and advertise a specific offer to potential new customers.  The offer is in the form of a voucher that a customer may redeem to obtain the product or service promoted.  Each offer presented to consumers typically has a preset deadline by which consumers must purchase a voucher. In most cases offers are available for a period of 24-hours, though in some cases these periods are extended. The “daily deal” website earns a commission for the sale of each voucher.  The “daily deal” website then pays the merchant the pre-agreed percentage of each sale once the offer has closed.  The emails delivered to consumers contain various offers for products and services.  The consumer may take action on the offer by purchasing a voucher that can be redeemed with the offering merchant at a future time or date, and in some cases can be redeemed immediately. The “daily deal” website typically splits the sale price of the voucher with the merchant. The split of the sale amount is often 50% to the merchant and 50% to the “daily deal” website. Though based on many factors, up to 100% of the sale price of a voucher may be retained by either the merchant or the “daily deal” site.

Discount Coupons has created an extremely diverse and broad selection of “discount coupons” for our coupon buyers. Products include food, professional services, consumer products, lodging, automotive, dental services, home and garden products, home services, apparel and consumer electronics. We also feature offers for sports venues, family activities, outdoor recreation and pet products and services.

Products

Our product is a discount coupon. A discount coupon is a redeemable voucher that is sold to consumers via the internet. We enter into contracts with merchants to be able to sell a predetermined quantity of their products or services each month at a sale price that is less than the regular price. We do not sell the product or service directly to the customer. Rather, we provide the customer with a discount coupon which can be redeemed either online or offline with the merchant.

Sales and Marketing

Our sales and marketing program consists of two distinct areas of focus, merchant acquisition and offer promotion.

Merchant acquisition has been our primary objective. We have amassed a very large catalog of offers that are concurrently available for sale on our website each month.

We employ an inside sales staff whose primary function is to contact merchants and create a contractual relationship that allows us to sell Discount Coupons. We use specialized sales strategies that improve our efficiency and effectiveness over our competitors. The result of our merchant acquisition sales strategies has been a lower merchant acquisition cost. Additionally, the contracts signed with merchants result in a low-maintenance relationship that provides us with more time and more flexibility to sell vouchers than competitive “daily deal” websites. These sales strategies are a key differentiator in our business model and a key advantage over our competitors.

Regarding offer promotions, we engage in a variety of online advertising programs that generate interest and thus sales of our Discount Coupons to consumers. We have used Google AdWords and other pay-per-click search engines to generate sales of individual offers. Our efforts to sell Discount Coupons have been very minimal. However, we plan to increase the sale of Discount Coupons through additional online and traditional advertising programs in the future.

Customers

Our customers are adults aged 18 and up that have a credit or debit card. Our customers generally purchase product-based offers. The average amount purchased by a customer in one transaction is $30. We have calculated that almost 30% of our customers are repeat customers.

We have generated over 12,000 subscribers to our email notification list. For most of our subscribers, we have their email address and zip code. Some records contain additional demographic information.  We have an additional 88,000 subscribers under management agreements, bringing our total list size that we market to approximately 100,000 subscribers. Our subscribers are individuals who have provided us permission to market offers to them through any number of online marketing channels. We maintain lists of subscribers on popular social media networks including Facebook and Twitter, these subscribers may also be referred to as "friends", "likes", "followers" or any other moniker associated with a particular social network's brand. We also maintain a database of subscribers who have provided us with permission to email offers to them on a regular basis.

We gain subscribers through marketing on social media channels, pay-per-click (PPC) advertising, contests and promotions, referrals and branded advertising. Recently, we have increased emphasis on acquiring subscribers through exclusive marketing agreements with smaller deal sites who no longer wish to run their own deal site business. We either own our subscribers or exclusively manage our subscribers through marketing agreements. An active subscriber is someone with whom we maintain a permission-based relationship to facilitate communication through a marketing channel.

 Competition

Our business model is similar to “daily deal” businesses. Our major competitors include nationwide and global businesses that are engaged in “group buying” or “daily deal” marketing. We also compete with smaller companies that have a focus on specific product or service types, as well as businesses that operate only locally or regionally. We also compete with other online advertising and marketing companies and products. We compete with traditional media companies and offline marketing and advertising companies, some of which have also entered the “daily deal” and “group buying” markets with their own products.

ITEM 1A.       RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

The Company’s office is located at 2840 West Bay Drive, Suite 139, Belleair Bluffs, Florida 33770.

ITEM 3.          LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business.  We are not currently a party to any legal proceedings.

PART II

ITEM 5.	MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Common Equity and Related Shareholder Matters.

Our common stock was listed for trading on the OTC Bulletin Board (“OTCBB”) operated by the Financial Industry Regulatory Authority (FINRA) on June 28, 2013 under the symbol “DCOU.” On March 11, 2014, we received notification from the SEC that our then current auditing firm had been suspended from auditing public companies due to an adverse opinion received from the PCAOB. Accordingly, we immediately engaged our new public company auditing firm, Kingery & Crouse, P.A (“K & C”) on March 21, 2014 and began our 2013 audit. As part of the stipulations made by the SEC in their correspondence, we were required to re-audit any comparative period issued with our current year annual report on Form 10-K.  As part of their engagement, K & C requested all work papers from our prior auditor but received deficient information. This resulted in a need to re-audit multiple periods to assess beginning balances and has created time delays and caused the filing of our current year annual report to be late. As a result, we did not file our Form 10-K by the April 15, 2014 filing deadline. Due to falling behind in our reporting obligations with the SEC, we received the letter “E” at the end of our stock symbol. Additionally, we did not file our Form 10-K by the 15-day lawful extension period mandated by FINRA. Consequently, this impacted our status on the OCT Markets OCCQB. Our management believes that the events associated with the above-described delays were outside of their control.

Below are the high and low quarterly sales information relating to trading in our common stock during our fiscal year ended December 31, 2013.

We have never paid a cash dividend on our common stock and we have no present intention to declare or pay cash dividends on our common stock in the foreseeable future.  We intend to retain any earnings which we may realize in the foreseeable future to finance our operations.  Future dividends, if any, will depend on earnings, financing requirements and other factors.

Fiscal Year
2013	High	Low
Fourth Quarter: 10/1/13 to 12/31/13	$1.05	$0.20
Third Quarter: 7/1/13 to 9/30/13	$1.16	$1.00

The Company considers its common stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of its common stock.  Some of the bid quotations from the OTC Bulletin Board set forth above may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

ITEM 6.          SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

We are a marketing firm that provides services to businesses on a cost per acquisition basis through the sale of discount vouchers to consumers.  Our business operates in a similar manner to businesses that define themselves as “daily deal’ websites.  Additionally, we have acquired and plan to enter into additional agreements with “daily deal” websites to assist them to improve their internet presence and websites in return for a portion of their revenues as described in the Description of the Business.

We were incorporated on August 16, 2010 in the State of Florida.  Our domain name, discountcoupons.com, was contributed to the company by founding shareholder, Charles Zitsman, in exchange for 1,589,290 shares of common stock and $12,500.  We immediately began to develop our business model, website, and internet mailing list to capitalize on the strength of our domain name.

Limited Operating History

We have a limited operating history.  Our operations have been focused on establishing our business model, designing and constructing a website, acquiring subscribers, obtaining merchant agreements, testing marketing, advertising and sales channels, and exploring merger and acquisition opportunities within our industry and other closely related industries.

Plan of Operations

Our primary focus is offering discount coupons to individuals via the internet.  We do this through e-mail and other mass marketing methods, directing consumers to our website, DiscountCoupons.com or other websites that we have under management.  We also provide our knowledge of internet-based business models to other companies on a consulting basis.

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

Since inception, the Company intended to enter into consulting agreements, whereby the Company would handle all aspects of website development and marketing for non-daily deal sites for a flat fee. Consulting revenue accounted for 32% and 46.5% of total revenue for the current and prior fiscal years, respectively. Although the Company does not consider this its main focus, potential consulting agreements will be entered into if considered lucrative by management.

Results of Operations

Fiscal 2013 compared with Fiscal 2012

Revenues
Revenues for the years ended December 31, 2013 and 2012 were $36,544 and $117,733, respectively, representing a $81,189 decrease in our revenues.  The decrease is primarily attributable to a refund to a consulting client and to a malfunctioning of our marketing email list. The malfunctioning of our marketing email list has since been remedied.

Cost of Sales
Cost of sales for the years ended December 31, 2013 and 2012 were $0 and $4,000, respectively.  This decrease is attributable to a decrease in consulting clients.

Gross Profit
Gross profit for the years ended December 31, 2013 and 2012 was $36,544 and $113,733, respectively, representing a $77,189 decrease in our gross profit. The decrease in gross profit is primarily attributable to the decrease in our revenues and a one-time refund to a consulting client in the second quarter of 2013.

Total Expenses
Total expenses for the years ended December 31, 2013 and 2012 were $4,201,163 and $1,647,005, respectively, representing a $2,554,158 increase in total expenses. Our total expenses consist of research and development, professional fees, selling and general and administrative.  The increase in our total expenses is primarily attributable to a stock bonus issued in the second quarter of 2013 of $905,000 and stock and stock options issued for services rendered in the third quarter of 2013 of $1,992,000, which was categorized in professional fees.

Net Operating Loss
Net operating loss for the years ended December 31, 2013 and 2012 was $4,164,619 and $1,533,272, respectively, representing a $2,631,147 increase. The increase in net operating loss is primarily attributable to the decrease in revenues and increase in total expenses.

Other Income and Expenses
Interest expense for the years ended December 31, 2013 and 2012 was $266,630 and $137,103, respectively, representing a $129,517 increase. The increase in interest expense is primarily attributable to an increase in notes payable. For the year ended December 31, 2013, the Company recorded a loss on extinguishment of debt in the amount of $662,959. Additionally, for the year ended December 31, 2013 the Company recorded a gain related to the forgiveness of interest in the amount of $76,419.

Net Loss
The net operating loss for the years ended December 31, 2013 and 2012 was $5,017,789 and $1,670,375, respectively, representing a $3,347,414 increase. The increase in net operating loss is primarily attributable to a decrease in revenues and increase in total expenses.

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

Our growth strategy for the next 12 months is primarily focused on seeking strategic acquisitions or joint ventures to acquire their respective operations and mailing lists in our attempt to increase our revenues and increase our subscribers. There can be no assurances that we will be successful in this strategy.  Our expansion program may require us to increase our payroll obligations, workers compensation premiums, and employer taxes if our revenues grow. Funds required to finance our expansion program are expected to come primarily from additional debt or equity financings during fiscal 2014;  however, there are no assurances that we will be successful in obtaining any additional financing or that we will secure financing on terms that will be favorable to us.

During the year ended December 31, 2013, we used $571,496 net cash in operations, received net cash of $45,233 from investing activities, and had $447,248 in net cash provided from the sale of debt and equity securities to investors after principal repayments. During the year ended December 31, 2012, we used $471,263 net cash in operations and had $500,450 in cash provided from the sale of debt and equity securities to investors.

During the year ended December 31, 2012, we issued convertible bridge loans to third-party investors with a face value of $206,250.  During the year ended December 31, 2013, we issued convertible bridge loans to third-party investors with a face value of $176,750.  For each $1 borrowed, the lender received two warrants to purchase our common stock at $0.50.  Additionally, these notes are convertible into our stock at the option of the note holder at the rate of $0.50 per share.  These notes had a maturity date of August 31, 2013, payable at face value plus accrued interest at maturity (unless converted to stock).   The notes accrued interest at the rate of 10% per annum.

During the years ended December 31, 2011 and 2010, we issued notes payable to third party investors with a face value of $222,500 and $225,000, respectively, in conjunction with the sale of common and treasury stock.  These notes issued had a common maturity date of August 31, 2013, payable at face value plus accrued interest at maturity.  The notes accrued interest at the rate of 7% per annum.

During the year ended December 31, 2013, matured notes in the amount of $509,502 were converted into 1,171,848 shares of common stock. Accrued interest in the amount of $76,430 related to these notes was forgiven.  New short-term notes were issued for matured notes that were not converted into stock.

Our notes payable as of December 31, 2013, which are all convertible, are $309,000.

Going Concern

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have primarily devoted our efforts to the development and implementation of our web-based business.  Our operations have been funded through private placement of our equity securities and debt financing. We anticipate incurring additional losses prior to reaching a positive operating cash flow and we intend to finance our operations through additional notes payable and equity funding.  As indicated in the accompanying financial statements, at December 31, 2013 and 2012, the Company had $5,172 and $84,187 in cash, respectively, and $753,711 and $650,117 in negative working capital, respectively.  For the years ended December 31, 2013 and 2012, the Company had a net loss of $5,017,789 and $1,670,375, respectively, and utilized $571,496 and $471,263, respectively, in cash from operations.  These factors, among others, indicate that the Company is in need of additional financing for the next twelve months in order to continue its planned activities for the year that began on January 1, 2014.  No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern. If we are unable to secure adequate funding, we may be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses.  Our estimates are based on assumptions we believe are reasonable under the circumstances.  We evaluate our estimates on an ongoing basis and make changes as experience develops or as we become aware of new information.  Actual results may differ from these estimates.

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

Income Taxes

Our financial statements include an estimate of income taxes assessed by any legal jurisdiction in which we operate.  These income taxes include both a current amount, as well as a deferred portion which results from a variety of temporary book versus tax treatment differences, including net operating loss carry-forwards.  These differences result in deferred tax assets and liabilities, which are included in the balance sheet.  Once established, any deferred tax asset is evaluated to determine whether it is more likely than not that the future tax benefits will be realized, including the likelihood that we will generate sufficient future taxable income to utilize the full amount. When facts and circumstances warrant, we establish, increase or reduce valuation allowances associated with deferred tax assets in order to reflect which assets meet the more-likely-than-not realizability test. Based on our cumulative losses and lack of operating history, we have recorded a valuation allowance against our net deferred tax assets as we believe that it is more likely than not that these deferred tax assets will not be realized.

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.  The expected term of stock option awards granted is generally based on the “simplified” method for “plain vanilla” options discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historical volatility of a similar company whose stock is in our industry sector and on the OTCBB for a period that matches the expected term of the option.  We base the risk-free interest rate that we use in our option pricing valuation model on the implied yield in effect at the time of option grant on constant maturity U.S. Treasury issues with equivalent remaining terms.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the earlier date when either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.

Recent Accounting Pronouncements

We do not believe that any recently issued or proposed accounting pronouncements will have a material impact on our financial statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

We are not exposed to market risks relating to changes in interest rates because all outstanding debt bears interest at a fixed rate.  We currently do not engage in any interest rate hedging activity and have no intention of doing so in the foreseeable future.

Foreign Exchange

The company has no exposure to foreign exchange fluctuations.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Discount Coupon Corporation
(A development stage company)

We have audited the accompanying balance sheets of Discount Coupon Corporation (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years ended December 31, 2013 and 2012, and the period from August 16, 2010 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discount Coupon Corporation (a development stage company) as of December 31, 2013 and 2012, and the results of its operations, changes in stockholders’ equity/(deficit) and its cash flows for the years ended December 31, 2013 and 2012, and the period from August 16, 2010 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has negative working capital and a stockholders’ deficit and no material revenue generating operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.
Certified Public Accountants
Tampa, Florida
August xx, 2014

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2013	2012
		Restated
ASSETS

Current assets
Cash	$5,172	$84,187
Deposits and prepaids	16,349	11,389
Total current assets	21,521	95,576

Property and intangible assets, net of accumulated depreciation	31,821	13,731
Goodwill	374,241	-
Total assets	$427,583	$109,307

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$249,773	$119,239
Accrued expenses	216,459	109,061
Notes payable, net of discount	-	388,163
Convertible bridge loans, less related discount	119,000	129,230
Convertible notes payable	190,000	-
Total current liabilities	775,232	745,693

Stockholders' equity (deficit)

Preferred stock, $0.00001 par value, 2,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 30,000,000 shares
authorized, 21,586,804 and 10,994,823 shares issued and
outstanding at December 31, 2013 and 2012, respectively	217	111
Additional paid-in capital	7,588,510	2,282,090
Deficit accumulated during the development stage	(7,936,376)	(2,918,587)
Total stockholders' (deficit)	(347,649)	(636,386)
Total liabilities and stockholders' equity (deficit)	$427,583	$109,307

The accompanying notes are an integral part of these financial statements

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Statements of Operations

			Period From
	For the Years Ended		August 16,2010 (Inception) to
	December 31,		December 31,
	2013	2012	2013
		Restated
Revenues	$56,544	$117,733	$289,006
Sales returns	(20,000)	-	(20,000)
Cost of sales	-	(4,000)	(27,919)
Gross profit	36,544	113,733	241,087

Operating expenses:
Research and development	-	30,423	86,356
Professional fees	3,369,902	414,394	4,304,851
Selling	323,281	654,710	1,321,592
General and administrative	507,980	547,478	1,369,063
Total expenses	4,201,163	1,647,005	7,081,862

Net operating (loss)	(4,164,619)	(1,533,272)	(6,840,775)

Other income (expense):
Interest expense	(266,630)	(137,103)	(509,061)
Loss on extinguishment of debt	(662,959)	-	(662,959)
Forgiveness of accrued interest	76,419	-	76,419
Total other income (expense)	(853,170)	(137,103)	(1,095,601)

Net (loss)	$(5,017,789)	$(1,670,375)	$(7,936,376)

Net loss per weighted share, basic and fully diluted	$(0.32)	$(0.16)
Weighted average number of common
shares outstanding, basic and fully diluted	15,485,017	10,721,012

The accompanying notes are an integral part of these financial statements

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period August 16, 2010 (Inception) to December 31, 2013

						Deficit
						Accumulated
					Additional	During
	Common Stock		Treasury Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of common stock on August 16, 2010	5,297,632	$53	-	$-	$(53)	$-	$-

Shareholder contribution to treasury stock	(165,551)	-	165,551	-	-	-	-

Common stock issued in connection with note purchase agreement	1,489,959	14	(165,551)	-	65,902	-	65,916

Net (loss)	-	-	-	-	-	(131,186)	(131,186)

Balance, December 31, 2010	6,622,040	67	-	-	65,849	(131,186)	(65,270)

Shareholder contribution to treasury stock	(375,801)	(4)	375,801	-	-	-	-

Common stock issued in exchange for services	285,377	3	-	-	107,735	-	107,738

Sale of treasury and common stock	2,935,974	29	(375,801)	-	188,971	-	189,000

Common stock issued in connection with note purchase agreement	413,050	4	-	-	155,932	-	155,936

Employee stock option expense	-	-	-	-	439,034	-	439,034

Stock options exercised	66,220	1	-	-	799	-	800

Net (loss)	-	-	-	-	-	(1,117,026)	(1,117,026)

Balance, December 31, 2011	9,946,860	100	-	-	958,320	(1,248,212)	(289,792)

Sale of common stock	775,463	8	-	-	294,192	-	294,200

Common stock issued in exchange for services	272,500	3	-	-	103,547	-	103,550

Employee stock option expense	-	-	-	-	533,756	-	533,756

Stock option expense (non-employees)	-	-	-	-	301,382	-	301,382

Warrants issued in connection with bridge loan financing	-	-	-	-	90,893	-	90,893

Net (loss)	-	-	-	-	-	(1,670,375)	(1,670,375)

Balance, December 31, 2012 (Restated)	10,994,823	111	-	-	2,282,090	(2,918,587)	(636,386)

Common stock issued for future services			-	-	(664,998)	-	(664,998)

Sale of common stock	637,501	6	-	-	282,492	-	282,498

Common stock issued to employees in exchange for services	3,050,000	30	-	-	609,970	-	610,000

Common stock issued to non-employees in exchange for services	4,980,000	50	-	-	2,395,950	-	2,396,000

Common stock issued for business combinations	700,000	7			419,993		420,000

Common stock issued as sales refund	52,632	1	-	-	19,999	-	20,000
							-
Notes and accrued interest converted to common stock	1,171,848	12			509,490		509,502

Warrants issued in connection with bridge loan financing	-	-	-	-	77,148	-	77,148

Warrants issued in exchange for services	-	-	-	-	15,000	-	15,000

Employee stock option expense	-	-	-	-	291,120	-	291,120

Stock option expense (non-employees)	-	-	-	-	687,297	-	687,297

Addition of debt conversion options					662,959	-	662,959

Net (loss)	-	-	-	-	-	(5,017,789)	(5,017,789)

Balance, December 31, 2013	21,586,804	$217	-	$-	$7,588,510	$(7,936,376)	$(347,649)

The accompanying notes are an integral part of these financial statements

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Statements of Cash Flows

			Period From August 16, 2010
	For the Years Ended		(Inception) to
	December 31,		December 31,
	2013	2012	2013
		Restated
Cash flows from operations
Net (loss)	$(5,017,789)	$(1,670,375)	$(7,936,376)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	15,910	12,384	39,329
Stock-based compensation	1,070,565	835,138	2,344,737
Stock, options and warrants issued for services	2,341,002	103,550	2,552,281
Stock issued in lieu of refund	20,000	-	20,000
Interest expense	254,361	103,085	432,341
Loss on modification of debt	662,959	-	662,959
Forgiveness of accrued interest	(76,419)	-	(76,419)
Changes in operating assets and liabilities:
Accounts receivable	-	5,050	-
Deposits and prepaid expenses	(4,960)	(3,489)	(16,349)
Accounts payable and accrued expenses	162,875	143,394	391,174
Net cash used for operating activities	(571,496)	(471,263)	(1,586,323)

Cash flows from investing activities
Net cash received in asset acquisition	45,233	-	45,233
Purchases of computer equipment and software	-	-	(37,150)
Net cash provided by investing activities	45,233	-	8,083

Cash flows from financing activities
Proceeds from sale of treasury and common stock	282,498	294,200	765,698
Net proceeds from borrowings on notes payable	176,750	206,250	828,904
Proceeds from exercise of stock options	-	-	800
Principal payments on notes payable	(12,000)	-	(12,000)
Net cash provided by financing activities	447,248	500,450	1,583,412

Net increase (decrease) in cash	(79,015)	29,187	5,172
Cash, beginning of period	84,187	55,000	-
Cash, end of period	$5,172	$84,187	$5,172

Supplemental disclosures:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing transactions:
Common stock issued for asset acquisitions	$420,000	$-	$420,000
Notes payable converted into common stock	$509,502	$-	$509,502

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

The Company is a Florida corporation and was organized in August, 2010.  Through December, 2013, the Company has been primarily engaged in developing its website and a base of merchant voucher offerings for consumer consumption, recruiting personnel, raising capital, and identifying similar companies for acquisition.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, the Company has primarily devoted its efforts to the development and implementation of its web-based business.  Operations have been funded through the private placement of equity securities and debt financing.  These successful funding efforts have allowed the Company to reach its current state of development despite incurring losses typical with an emerging technology company.  At December 31, 2013 and 2012, the Company had $5,172 and $84,187 in cash, respectively, and $753,711 and $650,117 in negative working capital, respectively.  Additionally, for the years ended December 31, 2013 and 2012, the Company incurred net losses of $5,017,789 and $1,670,375, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the related disclosures.  Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s significant accounting estimates include accounting for stock based compensation and the valuation and impairment of intangible assets and goodwill.

Restatement

The Company has restated its financial statements for the years ended December 31, 2012 and 2011 (see Note 14).

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

Computer Equipment and Software

Computer equipment and software are recorded at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of 3 to 5 years.

Long-Lived Assets

In accordance with FASB ASC Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the years ended December 31, 2013 and 2012.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred.  Advertising and promotion expense was $10,680 and $16,935 for the years ended December 31, 2013 and 2012, respectively.

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

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. The Company’s common stock equivalents are as follows:

	For the years ended December 31,
	2013	2012
Common shares indexed to stock options	6,083,746	4,090,746
Common shares indexed to warrants	2,441,840	992,740
Common shares indexed to convertible instruments	616,000	412,500
	9,141,586	5,495,986

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  The Company recorded compensation expense of $291,120 and $533,756 during the years ended December 31, 2013 and 2012.  In addition, the Company recognized $610,000 in compensation expense for direct stock grants to employees during the year ended December 31, 2013.

Nonemployee Awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the earlier date when either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.    The Company recorded compensation expense related to consulting and other professional services of $687,297 and $301,382 during the years ended December 31, 2013 and 2012, respectively.  The Company recognized $2,396,000 and $103,550 in compensation expense for stock issued to non-employees during the years ended December 31, 2013 and 2012, respectively, for consulting and other professional services.  Additionally, stock valued at $664,998 was issued for future services.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Recently issued Accounting Pronouncements

The Company does not believe that any recently issued or proposed accounting pronouncements not yet adopted will have a material impact on the financial statements.

4.	Equipment and intangible assets

Computer equipment and intangible assets, net, consisted of the following at December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012

Office equipment	$896	$896
Purchased mailing lists and trademarks	34,000	-
Software	36,254	36,254
	71,150	37,150
Less: accumulated depreciation and amortization	(39,329)	(23,419)
	$31,821	$13,731

Depreciation and amortization expense was $15,910 and $12,384 for the years ended December 31, 2013 and 2012, respectively.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

5.	Business Combinations

Cloops, Inc.

On August 1, 2013, the Company completed its acquisition of the operations of Cloops, Inc. (“Cloops”), which is a provider of Daily Deals in the greater Los Angeles and South Florida markets. The Company issued 310,000 shares of its common stock in exchange for Cloops’ assets, which include mailing lists, merchant contacts, domain names, and other intangibles, and the assumption of certain liabilities.

 Deal-A-Day LLC

On September 6, 2013, the Company completed its acquisition of the operations of Deal-A-Day LLC (“Deal-A-Day”), which operates ValleyBestDeals.com and is concentrated on the Southern California market. The Company issued 135,000 shares of its   common stock in exchange for Deal-A-Day’s assets, which include mailing lists, merchant contacts, domain names, and other intangibles. No liabilities were assumed in the transaction.

HC Consulting, LLC

On September 27, 2013, the Company completed its acquisition of the operations of HC Consulting, LLC (“HC Consulting”), which provides a whitelabel solution for entrepreneurs to build an independent Daily Deal company plus ongoing consulting services for those users of its technology platform. The Company issued 255,000 shares of its common stock in exchange for HC Consulting’s assets, which include cash, mailing lists, merchant contacts, domain names, and other intangibles, and the assumption of certain liabilities.

The Company has determined that the acquisition of the net assets of the above entities constituted a business combination as defined by FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired were recorded at their fair values. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The measurement period ends as soon the Company receives the information it needs about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. However, the measurement period is not to exceed one year from the acquisition date. In addition, the tax treatment is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

5.	Business Combinations (continued)

The results of operations for Cloops, Inc., Deal-A-Day LLC and HC Consulting, LLC are included in the Statements of Operations from the date of acquisition. In connection with these transactions, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table.

	Cloops, Inc.	Deal-A-Day LLC	HC Consulting, LLC
Fair value of total consideration paid:
Common stock issued upon closing (1)	$186,000	$81,000	$153,000

Fair value of identifiable assets acquired:
Intangible assets (mailing lists)	27,500	6,500	-
Cash	-	-	45,233
Total assets acquired	27,500	6,500	45,233

Fair value of liabilities assumed:
Merchant payables	6,777	-	-
Unredeemed coupons	3,856	-	-
Other liabilities	16,367	-	6,474
Total liabilities assumed	27,000	-	6,474

Fair value of net identifiable assets (liabilities) acquired	500	6,500	38,759

Goodwill resulting from transaction	$185,500	$74,500	$114,241

(1) The common stock issued to HC Consulting was valued at $0.60 per share. This value was based on common stock sales around the acquisition date.

Goodwill of $185,500, $74,500, and $114,241 for Cloops, Inc., Deal-A-Day LLC, and HC Consulting LLC, respectively, was recorded after adjusting for the fair value of net identifiable assets acquired.  The goodwill from the acquisition represents the inherent long-term value anticipated from the synergies and business opportunities expected to be achieved as a result of the transaction. The intangible assets are being amortized over its estimated life, currently expected to be three years.

The unaudited pro forma information as if the above acquisitions had occurred on January 1, 2013 is as follows. The pro forma information is not indicative of results that would have occurred or which may occur in the future:

REVENUE	$276,681

NET LOSS	$(4,917,728)

NET LOSS PER SHARE	$(0.32)

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

6.	Convertible bridge loans

During the years ended December 31, 2013 and 2012, the Company issued $176,750 and $206,250, respectively, face value convertible bridge loans to investors (“Bridge Loans”). Of the aggregate $383,000 in Bridge Loans, $11,250 were loans from related parties. The Bridge Loans accrue interest at the rate of 10% per annum and have a maturity date of August 31, 2013.  The debt holders have the option to convert the Bridge Loans into common stock at a fixed conversion price of $0.50 per share. In connection with each Bridge Loans, the Company issued common stock purchase warrants to acquire 2 shares of its $0.00001 par value common stock for each $1.00 of principal amount loaned the Company at an exercise price of $0.50 per share.

The Company evaluated the terms and conditions of the Bridge Loans and warrants under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instruments were convertible into a fixed number of shares and there were no down round protection features contained in the contracts. Additionally, the warrants did not contain any provisions or features that would preclude equity classification and may be settled with unregistered shares.

The following tables reflect the allocation of the purchase on the financing dates:

	2012	2013
	$206,250	$176,750
Convertible Bridge Loans	Face Value	Face Value	Totals
Proceeds	$206,250	$176,750	$383,000
Paid-in capital (warrants)	(90,893)	(77,149)	(168,042)
Carrying value	$115,357	$99,601	$214,958

Interest expense on the bridge loans for the years ended December 31, 2013 and 2012 amounted to $179,187 and $2,510, respectively, including amortization of debt discount on the Bridge Loans of $154,169 and $13,973Z^, respectively. As of December 31, 2013, the debt discount was fully amortized.

Convertible bridge loans consisted of the following as of December 31, 2013 and 2012:

	For the years ended
Convertible Bridge Loans	December 31, 2013	December 31, 2012
Principal	$119,000	$206,250
Unamortized discount	-	(77,020)
Carrying value	$119,000	$129,230

Conversion of Bridge Loans

On August 31, 2013 (the maturity date), Bridge Loan holders with an aggregate principal balance of $262,000 agreed to sign amendments which modified the conversion option from $0.50 per share to a conversion option in which the principal balance of $262,000 would be convertible into 602,596 shares of common stock. This amounted to a conversion price of approximately $0.43 per share. Additionally, the bridge loan holders agreed to forgive accrued interest amounting to $16,167. In accordance with ASC 470-50-40-10, a test was performed to see if the modification resulted in a 10% change in cash flows. It did not. As a result, modification accounting was not required. The $262,000 in principal was converted into 602,596 shares of common stock on August 31, 2013.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

6.	Convertible bridge loans (continued):

Extension of Bridge Loans

The remaining principal balance of $121,000 was still outstanding as of the maturity date. The holders of these Bridge Loans agreed to sign amendments which extended the maturity date of their Bridge Loans and reduced the conversion price on the Bridge Loans. These amendments gave rise to an extinguishment because the difference in cash flows was greater than 10%. As a result, the Company recorded a loss on extinguishment of debt in the amount of $111,209.

As of December 31, 2013 the outstanding principal balance of the remaining convertible Bridge Loans amounted to $119,000. Accrued interest related to these loans amounted to $11,361 as of December 31, 2013. As of December 31, 2013, $10,000 of the outstanding loans was from a related party.

7.	Long term debt

Between September 27, 2010 and July 21, 2011, the Company issued notes payable to third party investors with an aggregate face value of $447,500 (“Investor Loans”). Of the aggregate $447,500 in Investor Loans, $88,333 were loans from related parties.

The notes have a common maturity date of August 31, 2013, payable at face value plus accrued interest at maturity.  The notes accrue interest at the rate of 7% per annum.

Interest on these notes was calculated using an imputed interest rate of 7.51% and 12.63%.  Interest expense on the Investor Loans for the years ended December 31, 2013 and 2012 amounted to $84,684 and $120,719, respectively, including amortization of discount of $59,337 and $89,308, respectively. As of December 31, 2013, the debt discount was fully amortized.

Investor loans consisted of the following as of December 31, 2013 and 2012:

	For the years ended
Long-Term Debt	December 31,2013	December 31,2012
Principal	$190,000	$447,500
Unamortized discount	-	(59,337)
Carrying value	$190,000	$388,163

Modification and conversion of investor loans

On August 31, 2013 (the maturity date), holders of investor loans with an aggregate principal balance of $247,500 agreed to sign amendments which added a conversion option to the contracts which provided that the principal balance of $247,500 would be convertible into 569,252 shares of common stock. This amounted to a conversion price of approximately $0.43 per share. Additionally, the holders agreed to forgive accrued interest amounting to $60,252. Under ASC 470-50-40-10, when a modification or an exchange of debt instruments adds a substantive conversion option, extinguishment accounting is required. As a result, the Company recorded a loss on extinguishment of debt amounting to $116,176 (the difference between the reacquisition price of $393,250 and the net carrying amount of $277,074). The $247,502 in principal was converted into 569,252 shares of common stock on August 31, 2013.

Extension of investor loans

The remaining principal balance of $200,000 was still outstanding as of the maturity date. The holders of these Investor Loans agreed to sign amendments which extended the maturity date of their notes and added a conversion option to the notes. These amendments gave rise to an extinguishment because of the addition of a conversion option. As a result, the Company recorded a loss on extinguishment of debt in the amount of $435,574.

As of December 31, 2013 the outstanding principal balance of the remaining convertible investor loans amounted to $190,000. Accrued interest related to these loans amounted to $30,136 as of December 31, 2013.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

8.	Income taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements. The following table reflects the reconciliation for the years ended December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012

Benefit at federal and statutory rate	(34)%	(34)%
Change in valuation allowance	34	34
Effective tax rate	-%	-%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows:
	December 31,	December 31,
	2013	2012

Net operating loss carry-forward	$702,260	$326,741
Property and equipment	96	77
Intangible assets	11,392	6,792
Compensation arising from share-based payment	2,008,920	542,637
Accrued liabilities	13,156	-
Less: Valuation allowance	(2,735,824)	(876,247)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2013, we have approximately $1,895,000 in net operating loss carry forward that, subject to limitation, may be available in future tax years to offset taxable income.  The net operating loss carry forwards expire through 2033. The principal differences between the accumulated deficit and the above net operating loss results from the depreciation of equipment, amortization of intangible assets, stock based compensation, and accrued liabilities.

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. As of December 31, 2013, the Company's most recently filed income tax return dates are as of December 31, 2012, and generally three years of income tax returns commencing with that date are subject to audit by these authorities. Although all returns remain open until either expiration of the net operating loss (20yrs) or 3 years after the use of a net operating loss.  Our estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740, Income Taxes.  ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The Company's policy is to record a liability for the difference between the benefit recognized and measured pursuant to ASC 740 and tax position taken or expected to be taken on the tax return.  Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.  The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition under ASC 740.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

9.          Capital and treasury stock

During the year ended December 31, 2012, the Company sold 775,463 shares of stock for approximately $0.38 per share or $294,200.  Also during the year ended December 31, 2012, the Company issued 272,500 shares of stock to consultants in exchange for services, which were valued at $0.38 per share or $103,550.

During the year ended December 31, 2013, the Company sold 475,832 shares of common stock, of which 5,000 was sold for $0.20 per share and the remaining 470,832 shares were sold for $0.60 per share.

During the year ended December 31, 2013, the Company issued 52,632 shares of stock in lieu of a sales refund in the amount of $20,000.  Additionally, during the year, the Company issued 8,030,000 shares of common stock in exchange for services of which 3,050,000 shares were issued to employees and 4,980,000 shares were issued to consultants.  Of the 8,030,000 shares of common stock issued for services, 4,530,000, which were issued in June of 2013, were valued at $0.20 per share on and the remaining 3,500,000 shares, which were issued in August 2013, were valued at $0.60 per share or $3,006,000.

During 2013, the Company issued 700,000 shares of stock for asset acquisitions, which were valued at $0.60 per share or $420,000.

During 2013, the Company issued 1,171,848 shares of common stock in exchange for the conversion of loans with a $509,502 face value.

The Company valued the above issuances for services and other transactions at the price common shares were being sold for cash. Because of the limited trading history of its shares, the Company believed that the cash sales represented the fair value of its common shares.

10.	Stock options

The Company has two active stock option plans, (the “2011 Plan”) and (the “2012 Plan”).  A total of 4,324,408 shares have been reserved for issuance under these plans.  The Company authorized 1,354,408 shares of common stock to be reserved under the 2011 Plan (adopted on July 18, 2011) and authorized 3,000,000 shares of common stock to be reserved for issuance under the 2012 Plan (adopted on June 29, 2012).

During the fourth quarter of 2011, the Company granted 1,191,966 options under the 2011 Plan. Of these 1,191,966 options, 66,220 options were exercised in2011. As of December 31, 2013, the remaining 1,125,746 options have yet to be exercised and expire on September 30, 2021.

During the years ended December 31, 2013 and 2012, the Company granted 1,993,000 and 2,965,000 options, respectively, under the 2012 Plan. Of the 1,993,000 options issued in 2013, 593,000 were granted to employees and 1,400,000 were granted to non-employees. Of the 2,965,000 options granted in 2012, 1,895,000 were granted to employees and 1,070,000 were granted to non-employees. None were exercised through December 31, 2013.  The options expire on June 28, 2022. As of December 31, 2013, 6,083,746 options were outstanding. Since the total number of options issued under the 2012 Plan (4,958,000 options) exceeded the number of options authorized under the 2012 Plan (3,000,000) by 1,958,000, the Board approved the authorization of the additional shares issued.

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for each grant: risk free interest rate between 0.72% and 0.97%, no dividend yield, expected terms between 3.5 and 5 years and volatility of 100%. The expected term of stock option awards granted is generally based on the “simplified” method for “plain vanilla” options discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historical volatility of a similar Company whose stock is traded on the OTCBB for a period that matches the expected term of the option.  We based the risk-free interest rate that we use in our option pricing valuation model on the implied yield in effect at the time of the option grant on constant maturity US Treasury issues with equivalent remaining terms.  Options vest on the date granted and can be exercised over a period of seven to ten years.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

10.	Stock options (continued)

At December 31, 2013, 6,083,746 options were exercisable at a weighted average price of approximately $0.27.

The following is a summary of all option activity through December 31, 2013:

			Average
	Number of	Weighted	Remaining
	Options	Average	Term
	Outstanding	Price	(in years)

Options outstanding at December 31, 2011	1,125,746	$0.08	7.8
Granted in 2012	2,965,000	0.38	8.8
Exercised	-
Options outstanding at December 31, 2012	4,090,746	0.30	8.5
Granted in 2013	1,993,000	0.20	6.9
Exercised	-
Options outstanding at December 31 2013	6,083,746	$0.27	8.0
Exercisable at December 31, 2013	6,083,746	$0.27	8.0

Options Outstanding and Exercisable

	Number	Weighted
	Outstanding	Average	Weighted
	at	Remaining	Average
Exercise	December 31,	Contractual	Exercise
Price	2013	Life	Price

$0.08	1,125,746	7.8	0.08
$0.20	1,993,000	6.9	0.20
$0.38	2,965,000	8.8	0.38
	6,083,746	8.0	$0.27

No stock options were exercised during the year ended December 31, 2013 or the year ended December 31, 2012.  Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions of exercised options in excess of the deferred tax asset attributable to the compensation cost for such options.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

11.	Warrants

During the year ended December 31, 2012, the Company issued 412,500 warrants in conjunction with short-term notes described in Note 6.  Additionally, the Company issued 580,240 warrants to two existing shareholders during the year ended December 31, 2012. During the year ended December 31, 2013, the Company issued 359,100 warrants in conjunction with short-term notes described in Note 6 and 1,090,000 warrants to six existing shareholders and one note holder during the year ended December 31, 2013. The following is a summary of warrant activity through December 31, 2013:

Warrants Outstanding and Exercisable

	Number	Weighted
	Outstanding	Average	Weighted
	at	Remaining	Average
Exercise	December 31,	Contractual	Exercise
Price	2013	Life	Price

$0.50	1,861,600	6.8	$0.50
$0.38	580,240	9.0	$0.38
	2,441,840	7.3	$0.47

No warrants were exercised during the year ended December 31, 2013 or the year ended December 31, 2012.  Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions of exercised options in excess of the deferred tax asset attributable to the compensation cost for such options.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

12.	Related-party transactions

During year ended December 31, 2012 the Company had the following transactions with related parties:

- issued 90,000 shares of its $0.00001 par value common stock to relatives of the Company’s President for services rendered on behalf of the Company.  These shares were valued at $34,200.

- paid $47,400 in lease payments for a residence for the Company’s Chairman and Chief Executive Officer; and

- borrowed $1,250 from the Company’s Chief Operating Officer.

During year ended December 31, 2013 the Company had the following transactions with related parties:

- issued 3,815,000 shares of its $0.00001 par value common stock to certain related parties for services rendered to the Company.  These shares were valued at $843,000.  Of the 3,815,000 shares issued, 350,000 shares were issued to the Company’s CEO, 1,700,000 shares were issued to the Company’s President, 1,000,000 shares were issued to the Company’s former CEO, 500,000 shares were issued to the Company’s COO, 50,000 shares were issued to an employee, 50,000 shares were issued to a relative of the President, and 165,000 shares were issued to a board member.

- paid $35,550 in lease payments for a temporary residence for the Company’s Chairman and Chief Executive Officer and $19,200 in lease payments for a residence for the Company’s president.

- reimbursed the Company’s former CEO for $10,400 in lease payments for a temporary residence; and

- borrowed $10,000 from a relative of the Company’s CEO.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

13.       Commitments and contingencies

Operating Leases – Future Minimum Lease Payments

The Company leases a residence (“Residence 1”) for an employee under an agreement that is classified as an operating lease.  This lease was assumed by the employee/tenant effective October 1, 2013, although the Company is still liable under the lease if the employee/tenant does not pay the rent as required.

Rental expense related to Residence 1 was $35,550 and $47,400 for the year ended December 31, 2013 and 2012, respectively.

The Company leases a residence (“Residence 2”) under an agreement that is classified as an operating lease. This lease was assumed by the employee/tenant effective September 1, 2013, although the Company is still liable under the lease if the employee tenant does not pay the rent as required.

Rental expense related to Residence 2 was $19,200 for the year ended December 31, 2013.

The Company leases office space under an agreement that is classified as an operating lease which expires in 2014.  The future minimum lease payments required under this lease are as follows (which include required estimated common area maintenance and utility charges):

For the years ended December 31,
2014	$33,460

14.       Restatement of previously issued financial statements

The Company has made adjustments to its consolidated financial statements for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 due to various adjustments arising from the re-audit of the Company’s financial statements from inception (August 16, 2010) through December 31, 2012. On March 11, 2014, the Company received notification from the SEC that the Company’s then current auditing firm had been suspended from auditing public companies due to an adverse opinion received from the PCAOB. Accordingly, the Company immediately engaged the firm of Kingery & Crouse, P.A (“K & C”) on March 21, 2014 and began the 2013 audit. As part of the stipulations made by the SEC in their correspondence, the Company was required to have a re-audit of any comparative period issued with its current year annual report on Form 10-K.  As part of their engagement, K & C requested all work papers from the prior auditor but received deficient information. This resulted in a need to re-audit multiple prior periods. The re-audit of the financial statements from inception (August 16, 2010) through December 31, 2012 resulted in multiple adjustments related to the valuation of common stock issued, stock-based compensation and the classification of certain expenses (e.g. rent payments).

The comparative periods presented in the current year annual report on Form 10-K are the (i) balance sheet as of December 31, 2012, (ii) the statement of operations for the year ended December 31, 2012 and (iii) the statement of cash flows for the year ended December 31, 2012. The affects of the restatement for these periods are summarized below.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

14.       Restatement of previously issued financial statements (continued):

The following table presents the balance sheet as previously reported, restatement adjustments and the balance sheet as restated at December 31, 2012:

	Previously Reported	Restatement Adjustments	Restated
ASSETS
Cash	$84,187	$—	$84,187
Deposits and prepaids	11,389	—	11,389
Total current assets	95,576	—	95,576
Property and intangible assets, net of accumulated depreciation	13,731	—	13,731
Total assets	$109,307	$—	$109,307

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities
Accounts payable	$119,239	$—	$119,239
Accrued liabilities	109,061	—	109,061
Notes payable, net of discount (1)	422,646	(34,483)	388,163
Convertible bridge loans, less related discount (2)	199,471	(70,241)	129,230
Total current liabilities	850,417	(104,724)	745,693

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.00001 par value, 30,000,000 shares authorized, 10,994,823 shares issued and outstanding at December 31, 2012 (3)	109	2	111
Additional paid-in capital (3)	1,083,585	1,198,505	2,282,090
Deficit accumulated during the development stage (3)	(1,824,804)	(1,093,783)	(2,918,587)
Total stockholders’ deficiency	(741,110)	104,724	(636,386)
Total liabilities and stockholders’ deficiency	$109,307	$—	$109,307

(1)   Common stock was issued in connection with the notes payable issued in 2011 resulting in a debt discount. The common stock was originally valued at approximately $0.53 per share resulting in a total discount of $33,224. However, it was determined that the proper value was $0.38 per share resulting in a revised discount of $155,936. The revised value of $0.38 per share was based on stock sales during 2012. The restatement adjustment relates to the correction in amortization related to the debt discount.

(2) Warrants were issued in connection with the convertible bridge loans in 2012 resulting in a debt discount. The warrants were originally assigned an aggregate fair value of $8,106 based on a fair value range per share between $0.017 and $0.025. It was determined the inputs used in the fair value calculations were not correct. After revaluing the warrants, the revised aggregate fair value was $90,893 based on a fair value range per share between $0.29 and $0.30.

(3) The restatement adjustment to common stock at par value, to additional paid-in capital and to deficit accumulated during the development stage relates to the revaluation of options, warrants and stock issued in exchange for services. The revaluation of options, warrants and stock issued in exchange for services is described in detail below.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

14.       Restatement of previously issued financial statements (continued):

The following table presents the statement of operations as previously reported, restatement adjustments and the statement of operations as restated for the year ended December 31, 2012:

	Previously Reported	Restatement Adjustments	Restated

REVENUE	$117,733	$—	117,733

COST OF SALES	(4,000)	—	(4,000)

GROSS PROFIT	113,733	—	113,733

OPERATING EXPENSES
Research and development (1)	2,340	28,083	30,423
Professional fees (2)	264,045	150,349	414,394
Selling (2)	214,901	439,809	654,710
General and administrative (2)	660,198	(112,720)	547,478
TOTAL EXPENSES	1,141,484	505,521	1,647,005

NET OPERATING LOSS	(1,027,751)	505,521	(1,533,272)

OTHER EXPENSE:
Interest expense (3)	(72,620)	(64,483)	(137,103)
TOTAL OTHER EXPENSE	(72,620)	(64,483)	(137,103)

NET LOSS	$(1,100,371)	$(570,004)	$(1,670,375)

Net loss per weighted share, basic and fully diluted	$(0.10)	$—	$(0.16)

Weighted average number of common shares outstanding, basic and fully diluted	10,721,012	—	10,721,012

(1) Payments related to research and development were reclassified from general and administrative to research and development.

(2)  The restatement adjustments to professional fees, selling expenses and general and administrative expenses relate to the revaluation of options, warrants and stock issued in exchange for services which is described in more detail below.

(3) The restatement adjustments to interest expense relates to the revaluation of options, warrants and stock issued in exchange for services which is described in more detail below.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

14.       Restatement of previously issued financial statements (continued):

The following table presents the statement of cash flows as previously reported, restatement adjustments and the statement of cash flows as restated for the year ended December 31, 2012:

	Previously Reported	Restatement Adjustments	Restated

Cash flows from operating activities:

Net loss	$(1,100,371)	$(570,040)	$(1,670,375)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	12,384	—	12,384
Stock-based compensation (1)	411,366	423,772	835,138
Stock, options and warrants issued for services (1)	21,800	81,750	103,550
Interest expense (1)	38,601	64,484	103,085
Changes in operating assets and liabilities:
Accounts receivable	5,050	—	5,050
Deposits and prepaid expenses	(3,489)	—	(3,489)
Accounts payable and accrued expenses	143,396		143,343
Net cash used for operating activities	(471,263)		(471,263)

Cash flows from financing activities:
Proceeds from the sale of common stock	294,200	—	294,200
Net proceeds from borrowings on notes payable	206,250	—	206,250
Net cash used for financing activities	500,450	—	500,450

Net increase (decrease) in cash	29,187		29,187
Cash, beginning of period	55,000	—	55,000
Cash, end of period	$84,187	$—	$84,187

Supplemental Disclosures:

Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

(1) The restatement to the cash flow statements arises from the revaluation of options, warrants and stock issued for services which is described below.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

14.       Restatement of previously issued financial statements (continued):

The following table presents the consolidated statement of stockholders’ deficit as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the year ended December 31, 2012:

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total

Balance, December 31, 2012, as previously reported	10,994,823	$109	$1,083,585	$(1,824,804)	$(741,110)

Restatement adjustments (1)	—	2	1,198,505	(1,093,783)	104,724

Balance, December 31, 2012, as restated	10,994,823	$111	$2,282,090	$(2,918,587)	$(636,386)

(1) The restatement adjustments to the statement of stockholders’ equity relates to the revaluation of options, warrants and stock issued for services which is described below.

Revaluation of Options, Warrants and Stock issued for Services

Stock issued for services

During 2011, stock issued for services was originally valued at $0.08 per share resulting in an aggregate fair value of $3,448. The stock was revalued at $0.38 per share to be consistent with stock sales during 2011 resulting in an aggregate fair value of $107,735. The difference in fair value before and after the revaluation amounted to $104,287. Stock issued for services during 2012 was originally valued at $0.08 per share resulting in an aggregate fair value of $21,800. The stock was revalued at $0.38 per share to be consistent with stock sales during 2012 resulting in an aggregate fair value of $103,550. The difference in fair value before and after the revaluation amounted to $81,750.

Warrants

Warrants which were issued in 2012 were originally assigned an aggregate fair value of $8,106 based on a fair value range per warrant between $0.017 and $0.025. It was determined the inputs used in the fair value calculations were not correct. After revaluing the warrants, the revised aggregate fair value was $90,893 based on a fair value range per warrant between $0.29 and $0.30. The difference in fair value before and after the revaluation amounted to $82,787. The difference in inputs related to the fair value calculation is detailed in the following table:

	Original Inputs	Revised Inputs
Underlying price	$0.38	$0.38
Strike price	$0.50	$0.50
Range of contractual term to expiration	0.70 – 0.99 Years	6.70 – 6.99 Years
Volatilities	40%	100%
Risk-free rates	0.13% - 0.18%	1.01% - 1.24%

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

14.       Restatement of previously issued financial statements (continued):

Stock Options

Stock options issued in 2011 were originally assigned an aggregate fair value of $55,837 based on a fair value per option of $0.3102. It was determined the inputs used in the fair value calculations were not correct. After revaluing the options, the revised aggregate fair value was $439,034 based on a fair value per option of $2.44. The difference in fair value before and after the revaluation amounted to $383,197. Stock options issued in 2012 were originally assigned an aggregate fair value of $411,366 based on a fair value per option of $0.1387. It was determined the inputs used in the fair value calculations were not correct. After revaluing the options, the revised aggregate fair value was $835,138 based on a fair value per option of $0.2817. The difference in fair value before and after the revaluation amounted to $423,772. The difference in inputs related to the fair value calculation is detailed in the following tables:

	2011 Options
	Original Inputs	Revised Inputs
Underlying price	$0.37	$0.38
Exercise price	$0.08	$0.08
Expected term	10 Years	4.92 Years
Volatilities	40%	100%
Risk-free rates	1.80%	0.97%

	2012 Options
	Original Inputs	Revised Inputs
Underlying price	$0.31	$0.38
Exercise price	$0.38	$0.38
Expected term	10 Years	5 Years
Volatilities	40%	100%
Risk-free rates	0.72%	0.72%

Common stock issued in connection with note purchase agreement

During 2011, stock issued in connection with a note purchase agreement was originally valued at approximately $0.53 per share resulting in an aggregate fair value of $33,226. The stock was revalued at $0.38 per share to be consistent with stock sales during 2011 resulting in an aggregate fair value of $155,938. The difference in fair value before and after the revaluation amounted to $122,712.

Summary

The aggregate change in fair value before and after the revaluations amounted to $1,198,505 which is the direct restatement adjustment to additional paid-in capital. The restatement adjustment to deficit accumulated during development stage amounted to $1,093,783. The difference between the adjustments to additional paid-in capital and deficit accumulated during development stage amounted to $104,772, which is directly related to debt discount arising from common stock issued in connection with the note purchase agreement.

DISCOUNT COUPONS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

15.       Subsequent events

Board Resolutions

On January 17, 2014 and January 24, 2014, respectively, the Company’s shareholders (by majority vote) and Board of Directors (by unanimous vote) approved an increase to the Company’s authorized shares of Common Stock, $.00001 par value ("Common Stock") from 30,000,000 Common Stock Shares to 50,000,000 Common Stock Shares. The Amendment to the Certificate of Incorporation was approved by the State of Florida on March 6, 2014 to effectuate the increase in Common Stock (the “Increase).

On June 24, 2014, the Board of Directors approved the issuance of 8,750,000 options exercisable at $0.01 on a cashless exercise. The options were issued to various officers and employees in satisfaction of accrued payroll and compensation totaling $301,154.

Acquisition of Go Charleston Deals, LLC

On March 31, 2014, the Company acquired the net assets of Go Charleston Deals, LLC, a Daily Deal site focusing on merchants and clients in the Charleston, South Carolina market. The Company is required to pay the following consideration to Go Charleston Deals, LLC; (a) a $50,000 convertible note; and (b) common stock consideration based on certain gross billing levels.

Acquisition of All Deals Local, LLC

On March 31, 2014, the Company acquired the net assets of All Deals Local, LLC, a Daily Deal site focusing on merchants and clients in the Three Village/Port Jefferson area of Long Island, New York. The Company is required to pay the following consideration to All Deals Local, LLC; (a) a $50,000 convertible note; (b) 50,000 common stock shares and (c) other common stock consideration based on certain gross billing levels.

Acquisition of Half Price San Diego, Inc

On July 7, 2014, the Company entered into a Purchase Agreement to acquire the operational assets of Half Price San Diego, LLC, ("http://halfpricesandiego.com"), a daily deal site that was first to enter the deal space with its focus on merchants and clients in the San Diego, California market.

Acquisition of Conejo Deals Inc.

On July 1, 2014, the Company entered into a Purchase Agreement to acquire the operational assets of Conejo Deals Inc., a daily deal site focusing on merchants and clients in the Los Angeles, California market. The Company is required to pay the following consideration to Conejo Deals Inc.; (a) $750,000, (b) $500,000 convertible note; (c) 100,000 common stock shares and (d) other common stock consideration based on certain gross billing levels.

Shares issued subsequent to balance sheet date

Between January 1, 2014 and July 25, 2014, the Company issued an additional 5,279,812 shares. Of the 5,279,812 shares issued, (i) 1,709,540 shares were issued for the conversion of notes payable, (ii) 297,000 shares were issued in connection with the issuance of notes payable, (iii) 3,210,772 shares were issued in exchange for services, (iv) 12,500 shares were issued via a subscription agreement, and (v) 50,000 shares were issued in connection with a business combination

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 6, 2014, the Public Company Accounting Board (“PCAOB”), took the following actions against the Company’s prior auditor, Patrick Rodgers, CPA, PA (“Patrick Rodgers”): (a) pursuant to Section 105(c)(4)(E) of the Sarbanes-Oxley Act of 2002 (the “Act’), Patrick Rodgers is censured; (b) pursuant to Section 105 (c)(4)(B) of the Act and PCAOB Rule 5300(a)(2), Patrick Rodgers, is barred from being an associated person of a registered public accounting firm, as that term is defined in Section 2(a)(9) of the Act and PCAOB Rule 1001(p)(i); and (c) pursuant to Section 105(c)(4)(A) of the Act and PCAOB Rule 5300(a)(1), the registration of Patrick Rodgers is revoked.

The Company provided Patrick Rodgers with a copy of the disclosures it made in the Form 8-K filed on March 21, 2014 and requested from Patrick Rodgers a letter addressed to the Securities and Exchange Commission indicating whether it agrees with such disclosures.

The Company approved the engagement of Kingery & Crouse, P.A (“K & C”), as its auditor, effective March 21, 2014, and thereby dismissed Patrick Rodgers from that role.

The audit reports of Patrick Rodgers on the Company’s consolidated financial statements as of and for the years ended December 31, 2012 and 2011 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2013 and 2012, and through January 15, 2014, there were no: (i) disagreements with Patrick Rodgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Patrick Rodgers’ satisfaction, would have caused Patrick Rodgers to make reference to the subject matter thereof in its reports for such years; or (ii) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2012 and December 31, 2011, and subsequent interim periods through the date of this report, the Company did not consult with K & C regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company that K & C concluded was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" or a "reportable event", as such terms are defined in Item 304(a)(1)of Regulation S-K.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, as of the end of the period covered by this report, management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure for the reasons discussed below.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements of financial information. As a result thereof, effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Additionally, the evaluation that our management conducted over the effectiveness of our internal control over financial reporting was made as of a specific date, therefore continued effectiveness in future periods is subject to the risks that our internal controls may become inadequate as a result of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles as of the end of the fiscal year. The small size of our company does not provide for the desired separation of control functions, and we do not have the required closing process related to the preparation of financial statements.  Additionally, a material weakness exists as of December 31, 2013, with regard to limitations in the capacity of the Company's accounting resources to identify and react in a timely manner to non-routine, complex and related party transactions as well as the adequate understanding of the disclosure requirements relating to these transactions. We reviewed the results of management’s assessment with our Board of Directors.

Management's report was not subject to attestation by our registered public accounting firm pursuant to rules established  by the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of our officers, directors, director designees and key employees.

Name	Age	Position	Board of Director Term
S. Patrick Martin	53	CEO/CFO & Director	August 16, 2010 – Present
Steven Winkler	36	COO (through 2/28/14) & Director	July 31, 2012 – February 28, 2014
Brian Pentecost	53	President (effective 3/6/14) and Director	February 20, 2014 – Present
Daniel Keith Holloway	46	COO (effective 3/6/14) and Director	February 20, 2014 – Present
Russell Cohen	43	Director	July 31, 2012 through March 31, 2014
Bruce A. Sills	43	Director	February 28, 2014 - Present
Kevin Lee	49	Director	September 17, 2010 – August 1, 2012

S. Patrick Martin. Mr. Martin has served as the Company’s Chief Executive Officer, Chief Financial Officer and Director since inception. He also served as the Company’s President from inception until March 6, 2014. Mr. Martin has applied decades of hands-on business leadership to guide and grow Discount Coupons Corp.  He was instrumental in the growth and expansion of ACC Communications, and helped lead the company to acquisition by AT&T.  In the late 1990s, Mr. Martin acquired WorldMall and evolved the business into a publicly traded company Think Partnership, now known as Inuvo, Inc. (NYSE: INUV).  Mr. Martin led the growth of Think through multiple mergers and acquisitions and through the leadership of a progressive digital marketing agency.   He also served as Vice Chairman of the company during the period of greatest growth. Mr. Martin’s companies have earned accolades for being great places to work, as honored by the Triangle Business Journal, multiple times.

Steven Winkler. Mr. Winkler served as the Company’s Chief Operating Officer and Director from inception through February 28, 2014. As COO, Mr. Winkler implemented programs and practices to support the ideas and vision of our brands. Mr. Winkler has performed in key roles in multiple marketing and advertising start-ups including one of the world’s first major social networks, CollegeClub.com. Mr. Winkler is a digital media strategist, and he’s been instrumental in the success of top brands like Crabtree & Evelyn and Skechers shoes. He is an advocate of the importance and future of social media and constantly seeks new ways to leverage all forms of this medium for increased business success.

Brian Pentecost. Mr. Pentecost was appointed as a Director on February 20, 2014 and appointed as our President on March 6, 2014. For over two decades Mr. Pentecost has built and managed high-performance sales and marketing teams for companies including Vector Marketing Corp, CollegeClub.com and Excel Telecommunication, just to name a few.  To date he has guided the launch and oversight of over 200 business entities, managed thousands of people, generating over $1BB in revenue.  As a C-level executive he is effective in analyzing key business initiatives and their successful implementation.   In addition, Mr. Pentecost provides our team with a constant stream of contacts and business opportunities.   His network of accomplished professionals allows Discount Coupons Corp the ability to build management infrastructure that will support our market presence across the U.S. quickly and effectively.

Daniel Keith Holloway. Mr. Holloway was appointed as a director on February 20, 2014 and appointed as our Chief Operating Officer on March 6, 2014. Mr. Holloway is a former Vice President for Lamar Advertising; a publicly traded media company based in Baton Rouge, Louisiana. In his 15 years with Lamar, he operated in several markets within the Southeast.  During his tenure, Mr. Holloway was responsible for managing multiple offices, hiring and training all staff and Sarbanes- Oxley compliance certifications. Mr. Holloway led expansion of existing markets as well as entry into new markets. He has personally been involved in excess of 400 mergers and acquisitions and is well versed in determining a business’s valuation, all necessary due diligence of operations and integration oversight.

Russell Cohen. Mr. Cohen served as a director from July 31, 2012 through March 31, 2014. He has been a sales agent at Transworld specializing in selling businesses, since 2000.  He was the President of Le Tip Hollywood from 1998-2000 and Membership director in 2000.  Mr. Cohen is a current member and past president of NPI and a member of the Tower Club and the BBF. Russell is also the owner of the website www.flabiz4sale.com. Russell attended the University of Miami. He has extensive knowledge of public companies and the experience of working with roughly 400 mergers and acquisitions.

Bruce A. Sills. Mr. Sills was appointed as a director on February 28, 2014. Mr. Sills has been successful in the corporate insurance business as well as the medical device industry.  He has over 15 years in customer relationship sales experience. Mr. Sills currently assists a major restaurant chain with reinvestment in its over 1,800 restaurants.

Kevin Lee. Mr. Lee served as a director from September 7, 2010 through August 1, 2012. He is the CEO of Didit and has been a Digital Media and Marketing industry pioneer since 1995. Mr. Lee’s expertise encompasses SEM/SEO, social & display media, built on a foundation of traditional media (from his days on Madison Avenue). A firm believer that a holistic marketing strategy succeeds, he advocates for a unified digital strategy that encompasses SEO, Social, Content and other forms of digital media. Mr Lee’s four books and hundreds of columns demonstrate strategic / tactical expertise, plus he regularly speaks at conferences. He invented Didit’s Maestro campaign management system & Didit MAPS hyper-geo-targeting technologies. Didit technology rocks, particularly when combined with Didit’s great team. Mr. Lee has guided Didit beyond pure technology to become a full service traditional / digital agency through several acquisitions and HR growth. He is active with the eMarketing Association as a chair of the Board of Advisors and contributed to SEMPO.org as a founding Board member for 7-years.  He earned his Yale MBA in 1992.

Note 1: On February 28, 2014, the Board of Directors accepted the resignation of Steven Winkler as the Company’s Chief Operating Officer/Director.  The resignation was not in connection with any of the Company’s operations, policies or practices.

Note 2: On March 6, 2014, our Board of Directors appointed Brian Pentecost as the Company’s President and Keith Holloway as the Company’s Chief Operating Officer.

Family Relationships. There no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ITEM 11.        EXECUTIVE COMPENSATION

Executive Compensation

The following tables sets forth information concerning compensation paid to the Company’s Executive Officers for services to the Company in all capacities for each of the two years ended December 31 indicated below.

Summary Compensation Table (Cash Compensation)

Name and Principal Position	Year Ended December 31,	Salary	Other Annual Compensation
S. Patrick Martin Chief Executive Officer, Chief Financial Officer	2013	$89,239	--

	2012	$46,326	$51,991

Steven Winkler Chief Operating Officer	2013	$92,412	--

	2012	$76,095	$6,341

Summary Compensation Table (Equity Compensation)

Name and Principal Position	Year Ended December 31,	Number of Shares underlying Options	Number of shares of common stock
S. Patrick Martin Chief Executive Officer, Chief Financial Officer	2013		350,000

	2012	1,429,763	--

Steven Winkler Chief Operating Officer	2013		1,000,000

	2012	664,882	--

Compensation of Directors

On March 12, 2014 Bruce A. Sills, a Director, was given 25,000 shares in exchange for his services as a board member. No other directors have received compensation for their services as directors, but are reimbursed for expenses incurred in attending board meetings.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding the beneficial ownership of our common stock as of August 7, 2014, with respect to:

-	each of our executive officers listed in the summary compensation table;
-	each of our directors;
-	all of our directors, director designees and executive officers as a group; and
-	each stockholder known by us to be the beneficial owner of 5% or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options or warrants that are currently exercisable are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 26,891,616 shares of common stock of Discount Coupons Corporation issued and outstanding on August 7, 2014. Unless otherwise indicated, the address of each of the executive officers, directors and 5% or more stockholders named below is Discount Coupons Corporation, 2840 West Bay Drive, Suite 139, Belleair Bluffs, Florida 33770.

	Common Stock	Percentage of
Name of Beneficial Owner	Beneficially Owned	Common Stock
Executive Officers and Directors:
S. Patrick Martin, CEO	1,813,489	6.7%

Steven Winkler. Past COO	1,490,972	5.5%

Brian Pentecost, President	2,345,911	8.7%

Daniel K. Holloway, COO	603,809	2.2%

Bruce A Sills, Board Member	127,977	0.4%

All officers and directors as a group	6,382,158	23.5%

Other Stockholders with 5% or more of our common stock:
Richard Kraniak	1,600,000	6.0%

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

As of December 31, 2013, none of our directors qualify as “independent” in accordance with Rule 10A-3 of the Exchange Act.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Patrick Rogers, CPA was the Company’s independent certified public accountants from 2011 through November 15 2013. On March 19, 2014, the Company’s Board of Directors approved the engagement of Kingery & Crouse, P.A (“K & C”), as the Company’s principal independent certified public accountants to audit the Company’s consolidated financial statements for 2013. Additionally, K&C had to re-audit the financial statements for 2010, 2011 and 2012. The below fees relate to fees from Patrick Rogers, CPA. No fees were billed in 2013 from K&C.

The following table sets forth the fees by our independent registered public accounting firms for each of the last two fiscal years:

Fee Category	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012
Audit fees	$15,000	$15,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, mergers and acquisitions, and international tax planning

All Other Fees.  No other fees have been billed by our accountants.

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

During the years ended December  31, 2013 and 2012, our board of directors pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the board of directors pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Document Description
3.1	Articles of Incorporation.	Previously filed as Exhibit 3.1 on our Registration Statement filed with the SEC on August 23, 2012

3.2	Bylaws.	Previously filed as Exhibit 3.2 on our Registration Statement filed with the SEC on August 23, 2012

31.1	Rule 13a-14(a)/15d14(a) Certification of Pat Martin, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d14(a) Certification of Pat Martin, the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Pat Martin, Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification Pat Martin, Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discount Coupons Corporation

Dated: August 8, 2014	By:	/s/ Pat Martin
	Name	Pat Martin
	Title:	Principal Executive Officer President/Chief Executive Officer/ Chief Financial Officer/Principal Accounting Officer/Chairman of the Board of Directors