Form 10-K/A
period 2013-12-31
Discount Coupons Corp
filed 2014-08-11
CIK 1519450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K /A

Amendment No. 1

______________

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Discount Coupons Corporation

(Exact name of registrant as specified in its charter)

Florida	27-3261246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3225 S. Macdill Ave. Suite #129 - 198 Tampa, Florida 33629

(Address of principal executive offices)(Zip code)

Registrant’s telephone number: (919) 610-4400

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (9,767,703 shares) was approximately $1,953,540, based on the last sale price of the issuer’s common stock of $0.20 for such common equity on June 30, 2013. As of August 8, 2014, there were outstanding [26,891,616] shares of the issuer’s Common Stock, par value $0.00001.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Discount Coupons Corp.'s Annual Report on Form 10-K for the period ended December 31, 2013, filed with the Securities and Exchange Commission on August 8, 2014 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

 PART IV

Item 15. Exhibits

Exhibit	Document Description
3.1	Articles of Incorporation.	Previously filed as Exhibit 3.1 on our Registration Statement filed with the SEC on August 23, 2012

3.2	Bylaws.	Previously filed as Exhibit 3.2 on our Registration Statement filed with the SEC on August 23, 2012

31.1	Rule 13a-14(a)/15d14(a) Certification of Pat Martin, Chief Executive Officer	Incorporated by reference to Form 10-K filed with the Commission on August 8, 2014.

31.2	Rule 13a-14(a)/15d14(a) Certification of Pat Martin, the Chief Financial Officer	Incorporated by reference to Form 10-K filed with the Commission on August 8, 2014.

32.1	Section 1350 Certification of Pat Martin, Chief Executive Officer	Incorporated by reference to Form 10-K filed with the Commission on August 8, 2014.

32.2	Section 1350 Certification Pat Martin, Chief Financial Officer	Incorporated by reference to Form 10-K filed with the Commission on August 8, 2014.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discount Coupons Corporation

Dated: August 11, 2014	By:	/s/ Pat Martin
	Name	Pat Martin
	Title:	Principal Executive Officer President/Chief Executive Officer/ Chief Financial Officer/Principal Accounting Officer/Chairman of the Board of Directors