Form 10-Q
period 2014-03-31
Discount Coupons Corp
filed 2014-08-29
CIK 1519450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

All Correspondence to:

Craig A. Huffman, Esquire

Securus Law Group

13046 Racetrack Road, Number 243

Tampa, Florida 33626

Office: (888) 914-4144

Email: craig@securuslawgroup.com

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 25, 2014, there were 26,891,616 shares of common stock, par value $0.00001 per share, outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013	3

	Statements of Operations for the three months ended March 31, 2014 and 2013 (Unaudited) and from August 16, 2010 (Inception) to March 31, 2014 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited) and from August 16, 2010 (Inception) to March 31, 2014 (Unaudited)	5

	Notes to consolidated financial statements	6

Item 1A.	Risk Factors	17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II

Item 6.	Exhibits	20

Signatures		21

DISCOUNT COUPONS CORPORATION

(a Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets
Cash	$12,656	$5,172
Accounts receivable	5,916	-
Deposits and prepaids	26,129	16,349
Total current assets	44,701	21,521

Property and intangible assets, net of accumulated depreciation	87,765	31,821
Goodwill	421,187	374,241
Total assets	$553,653	$427,583

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$303,266	$249,773
Accrued expenses	324,346	216,459
Convertible bridge loans, less related discount	119,000	119,000
Convertible notes payable	265,000	190,000
Total current liabilities	1,011,612	775,232

Stockholders' equity (deficit)

Preferred stock, $0.00001 par value, 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized, 25,448,085 and 21,586,804 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	258	217
Additional paid-in capital	8,554,186	7,588,510
Deficit accumulated during the development stage	(9,012,403)	(7,936,376)
Total stockholders' equity (deficit)	(457,959)	(347,649)
Total liabilities and stockholders' equity (deficit)	$553,653	$427,583

The accompanying notes are an integral part of these financial statements

DISCOUNT COUPONS CORPORATION

(a Development Stage Company)

Statements of Operations

(Unaudited)

			Period From
	For the Three Months Ended		August 16, 2010 (Inception) to
	March 31,		March 31,
	2014	2013	2014
		Restated
Revenues:
Coupon revenue	$1,096	$13,198	$259,260
Service revenue	42,767	-	73,609
Sales returns	-	-	(20,000)
Cost of sales	(100)	-	(28,019)
Gross profit	43,763	13,198	284,850

Operating expenses:
Research and development	-	-	86,356
Professional fees	892,236	55,173	5,197,087
Selling	32,418	54,381	1,354,010
General and administrative	149,252	107,782	1,518,316
Total expenses	1,073,906	217,336	8,155,769

Net operating (loss)	(1,030,143)	(204,138)	(7,870,919)

Other income (expense):
Interest expense	(33,375)	(57,752)	(542,436)
Loss on extinguishment of debt	(18,213)	-	(681,172)
Forgiveness of accrued interest	5,704	-	82,124
Total other income (expense)	(45,884)	(57,752)	(1,141,484)

Net (loss)	$(1,076,027)	$(261,890)	$(9,012,403)

Net loss per share, basic and fully diluted	(0.05)	$(0.02)
Weighted average number of common shares outstanding, basic and fully diluted	23,499,407	10,994,823

The accompanying notes are an integral part of these financial statements

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period From August 16, 2010
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014
		Restated
Cash flows from operations
Net (loss)	$(1,076,027)	$(261,890)	$(9,012,403)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	3,356	3,096	42,685
Stock, options and warrants issued for services	819,995	15,000	5,717,014
Stock issued in lieu of refund	-	-	20,000
Interest expense	27,000	44,066	459,341
Loss on extinguishment of debt	18,213	-	681,172
Forgiveness of accrued interest	(5,704)	-	(82,124)
Changes in operating assets and liabilities:
Accounts receivable	(5,916)	-	(5,916)
Deposits and prepaid expenses	(9,780)	(8,750)	(26,129)
Accounts payable and accrued expenses	176,093	45,555	567,268
Net cash used for operating activities	(52,770)	(162,923)	(1,639,092)

Cash flows from investing activities
Net cash received in asset acquisition	2,754	-	47,987
Purchases of computer equipment and software	-	-	(37,150)
Net cash provided by investing activities	2,754	-	10,837

Cash flows from financing activities
Proceeds from sale of treasury and common stock	7,500	-	839,111
Proceeds from borrowings on notes payable	50,000	90,000	813,000
Proceeds from exercise of stock options	-	-	800
Principal payments on notes payable	-	-	(12,000)
Net cash provided by financing activities	57,500	90,000	1,640,911

Net increase (decrease) in cash	7,484	(72,923)	12,656
Cash, beginning of period	5,172	84,187	-
Cash, end of period	$12,656	$11,264	$12,656

Supplemental disclosures:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing transactions:
Common stock issued for asset acquisitions	$9,000	$-	$390,241
Notes payable converted into common stock	$75,000	$-	$584,502

The accompanying notes are an integral part of these financial statements

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIALSTATEMENTS

MARCH 31, 2014

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

The Company is a Florida corporation and was organized in August, 2010.  Through March 31, 2014, the Company has been primarily engaged in developing its website and a base of merchant voucher offerings for consumer consumption, recruiting personnel, raising capital, and identifying similar companies for acquisition.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, the Company has primarily devoted its efforts to the development and implementation of its web-based business.  Operations have been funded through the private placement of equity securities and debt financing.  These successful funding efforts have allowed the Company to reach its current state of development despite incurring losses typical with an emerging technology company.  At March 31, 2014, the Company had $12,656 in cash and $966,911 in negative working capital.  Additionally, for the three months ended March 31, 2014, the Company incurred a net loss of $1,076,027.

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

3.	Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation S-X. The accompanying condensed financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Discount Coupons Corporation for the year ended December 31, 2013. When used in these notes, the terms “Discount Coupons”, “Company”, “we,” “us” or “our” mean, Discount Coupons Corporation. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

Restatement

The Company has restated its financial statements for the three months ended March 31, 2013 (see Note 12).

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIALSTATEMENTS

MARCH 31, 2014

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

	For the three months ended March 31,
	2014	2013
Common shares indexed to stock options	6,083,746	4,090,746
Common shares indexed to warrants	2,441,840	1,811,840
Common shares indexed to convertible instruments	778,000	594,000
	9,303,586	6,496,586

Recently issued Accounting Pronouncements

The Company does not believe that any recently issued or proposed accounting pronouncements not yet adopted will have a material impact on the financial statements.

4.	Equipment and software

Computer equipment and intangible assets, net, consisted of the following:

	March 31,	December 31,
	2014	2013

Office equipment	$896	$896
Purchased mailing lists and trademarks	93,300	34,000
Software	36,254	36,254
	130,450	71,150
Less: accumulated depreciation and amortization	(42,685)	(39,329)
	$87,765	$31,821

Depreciation and amortization expense was $3,356 and $3,096 for the three months ended March 31, 2014 and 2013, respectively.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

5.	Business Combinations

2014 Acquisitions

Go Charleston Deals, LLC

On March 31, 2014, the Company completed its acquisition of the operations of Go Charleston Deals, LLC (“GCD”), which operates a Daily Deal site focusing on merchants and clients in the Charleston, South Carolina market. The Company issued a $50,000 convertible note in exchange for GCD’s assets, which include mailing lists and other intangibles. In addition to the note, the company is contingently required to issue the following common stock consideration:

• 25,000 shares if GCD’s gross billings exceed $100,000 in the first 12 months after closing; plus
• 25,000 shares if GCD’s gross billings exceed $150,000 for the same 12 month period; plus
• 25,000 shares if GCD’s gross billings exceed $200,000 for the same 12 month period; plus
• 25,000 shares if GCD’s gross billings exceed $250,000 for the same 12 month period

The Company does not believe that it will be required to issue the additional shares.

All Deals Local, LLC

On March 31, 2014, the Company completed its acquisition of the operations of All Deals Local, LLC (“ADL”), a Daily Deal site focusing on merchants and clients in the Three Village/Port Jefferson area of Long Island, New York. The Company issued a $50,000 convertible note and 50,000 shares of common stock in exchange for ADL’s assets, which include cash, mailing lists, and other intangibles. In addition to the note, the company is contingently required to issue the following common stock consideration:

• 25,000 shares if GCD’s gross billings exceed $75,000 in the first 12 months after closing; plus
• 25,000 shares if GCD’s gross billings exceed $100,000 for the same 12 month period;

The Company does not believe that it will be required to issue the additional shares.

The results of operations for GCD and ADL are included in the Statements of Operations from the date of acquisition. In connection with these transactions, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table.

	GCD	ADL
Fair value of total consideration paid:
Common stock issued upon closing (1)	$-	$9,000
Convertible note	50,000	50,000
	50,000	59,000

Fair value of identifiable assets acquired:
Intangible assets (mailing lists)	32,600	26,700
Cash	-	2,754
Total assets acquired	32,600	29,454

Fair value of liabilities assumed:
Merchant payables	-	-
Unredeemed coupons	-	-
Other liabilities	-	-
Total liabilities assumed	-	-

Fair value of net identifiable assets (liabilities) acquired	32,600	29,454

Goodwill resulting from transaction	$17,400	$29,546

(1) The common stock issued to ADL was valued at $0.18 per share, which was the quoted market price on the date of acquisition.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

5.	Business Combinations (continued)

Goodwill of $17,400 and $29,546 for GCD and ADL, respectively, was recorded after adjusting for the fair value of net identifiable assets acquired.  The goodwill from the acquisition represents the inherent long-term value anticipated from the synergies and business opportunities expected to be achieved as a result of the transaction. The intangible assets are being amortized over their estimated life, currently expected to be three years.

Our unaudited pro forma results of operations, as if the above acquisitions had occurred on January 1, 2014, is as follows. The pro forma information is not indicative of results that would have occurred or which may occur in the future:

REVENUE	$55,197

NET LOSS	$(1,064,593)

NET LOSS PER SHARE	$(0.05)

6.	Convertible bridge loans

During the years ended December 31, 2013 and 2012, the Company issued $176,750 and $206,250, respectively, face value convertible bridge loans to investors (“Bridge Loans”). Of the aggregate $383,000 in Bridge Loans, $11,250 were loans from related parties. The Bridge Loans accrue interest at the rate of 10% per annum and have a maturity date of August 31, 2013.  The debt holders have the option to convert the Bridge Loans into common stock at a fixed conversion price of $0.50 per share. In connection with the Bridge Loans, the Company issued 771,600 common stock purchase warrants to acquire shares of its $0.00001 par value common stock at an exercise price of $0.50 per share.

The Company evaluated the terms and conditions of the Bridge Loans and warrants under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a fixed number of shares being issuable under the arrangement. The instruments are convertible into a fixed number of shares and there are no down round anti-dilution protection features contained in the contracts. Additionally, the warrants did not contain any provisions or features that would preclude equity classification and may be settled with unregistered shares. The Company also evaluated if beneficial conversion existed and determined that it was immaterial.

The following tables reflect the allocation of the proceeds of the Bridge Loans:

	2012	2013
	$206,250	$176,750
Convertible Bridge Loans	Face Value	Face Value	Totals
Proceeds	$206,250	$176,750	$383,000
Paid-in capital (warrants)	(90,893)	(77,149)	(168,042)
Carrying value	$115,357	$99,601	$214,958

Interest expense on the Bridge Loans for the three months ended March 31, 2014 amounted to $2,934. As of March 31, 2014 and December 31, 2013, the debt discount was fully amortized.

Conversion of Bridge Loans

On August 31, 2013 (the maturity date), Bridge Loan holders with an aggregate principal balance of $262,000 agreed modify the conversion option from $0.50 per share to a conversion option in which the principal balance of $262,000 would be convertible into 602,596 shares of common stock. This inducement amounted to a conversion price of approximately $0.43 per share. Additionally, the bridge loan holders agreed to forgive accrued interest amounting to $16,167.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

6.	Convertible bridge loans (continued):

Extension of Bridge Loans

The remaining principal balance of $121,000 was still outstanding as of the maturity date. The holders of these Bridge Loans agreed to extend the maturity date of their Bridge Loans and reduce the conversion price of the Bridge Loans. These amendments gave rise to an extinguishment because the difference in cash flows was greater than 10%. As a result, the Company recorded a loss on extinguishment of debt in the amount of $111,209 in 2013. In addition, during December 2013, $2,000 of the principal was repaid.

As of March 31, 2014 and December 31, 2013 the outstanding principal balance of the remaining convertible Bridge Loans amounted to $119,000 and $119,000, respectively. Accrued interest related to these loans amounted to $14,347 and $11,412 as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, $10,000 of the outstanding loans was from a related party.

7.	Convertible notes payable

Investor loans

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

Interest on these notes was calculated using an effective interest rate of 7.51% and 12.63% generating a debt discount in the amount of $224,063.  Interest expense on the Investor Loans for the three months ended March 31, 2014 and 2013 amounted to $2,848 and $29,685, respectively, including amortization of the discount of $0 and $21,961, respectively. As of March 31, 2014 and December 31, 2013, the debt discount was fully amortized.

Modification and conversion of investor loans

On August 31, 2013 (the maturity date), holders of investor loans with an aggregate principal balance of $247,500 agreed to add a conversion option to the contracts which provided that the principal balance of $247,500 would be convertible into 569,252 shares of common stock. This amounted to a conversion price of approximately $0.43 per share. Additionally, the holders agreed to forgive accrued interest amounting to $60,252. Under ASC 470-50-40-10, when a modification or an exchange of debt instruments adds a substantive conversion option, extinguishment accounting is required. As a result, the Company recorded a loss on extinguishment of debt amounting to $116,176 (the difference between the reacquisition price of $393,250 and the net carrying amount of $277,074). The $247,500 in principal was converted into 569,252 shares of common stock on August 31, 2013.

Extension of investor loans

The remaining principal balance of $200,000 was still outstanding as of the maturity date. The holders of these Investor Loans agreed to extend the maturity date of their notes and added a conversion option to the notes. These amendments gave rise to an extinguishment because of the addition of a conversion option. As a result, the Company recorded a loss on extinguishment of debt in the amount of $435,574 in 2013.

On January 1, 2014, an Investor Loan holder with a principal balance of $5,000 agreed to an amendment that modified the conversion option from $0.50 per share to a conversion option in which the principal balance of $5,000 would be convertible into 26,250 shares of common stock. This amounted to a conversion price of approximately $0.19 per share. Additionally, the Investor Loan holder agreed to forgive accrued interest amounting to $164. In accordance with ASC 470-50-40-10, a test was performed to see if the modification resulted in a 10% change in cash flows. This amendment gave rise to an extinguishment because the difference in cash flows was greater than 10%. As a result, the Company recorded a loss on extinguishment of debt in the amount of $1,194 (the difference between the reacquisition price of $6,607 and the net carrying amount of $5,413). The $5,000 in principal was converted into 26,250 shares of common stock on January 1, 2014.

On February 18, 2014, an Investor Loan holder with a principal balance of $5,000 agreed to an amendment that modified the conversion option from $0.50 per share to a conversion option in which the principal balance of $5,000 would be convertible into 11,956 shares of common stock. This amounted to a conversion price of approximately $0.42 per share. Additionally, the Investor Loan holder agreed to forgive accrued interest amounting to $931. In accordance with ASC 470-50-40-10, a test was performed to see if the modification resulted in a 10% change in cash flows. This amendment did not give rise to an extinguishment because the difference in cash flows was not greater than 10%. The $5,000 in principal was converted into 11,956 shares of common stock on February 18, 2014.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

7.	Convertible notes payable (continued):

On March 31, 2014, a Bridge Loan holder with a principal balance of $15,000 agreed to an amendment that modified the conversion option from $0.50 per share to a conversion option in which the principal balance of $15,000 would be convertible into 192,575 shares of common stock. This amounted to a conversion price of approximately $0.08 per share. Additionally, the bridge loan holder agreed to forgive accrued interest amounting to $4,609. In accordance with ASC 470-50-40-10, a test was performed to see if the modification resulted in a 10% change in cash flows. This amendment gave rise to an extinguishment because the difference in cash flows was greater than 10%. As a result, the Company recorded a loss on extinguishment of debt in the amount of $17,019 (the difference between the reacquisition price of $35,446 and the net carrying amount of $18,427). The $15,000 in principal was converted into 192,575 shares of common stock on March 31, 2014.

As of March 31, 2014, the outstanding balance of these investor loans was $165,000.

Loans issued in 2014

During the three months ended March 31, 2014, the Company issued (i) a $50,000 face value convertible note to a related party (“Note 1”), (ii) a $50,000 face value convertible note as part of the consideration for the ADL business acquisition (“Note 2”) and (iii) a $50,000 face value convertible note as part of the consideration for the GCD business acquisition (“Note 3”). Each of the notes mature on September 20, 2014. The note holders have the option to convert the notes into common stock at a fixed conversion price. The conversion price for Note 1 is $0.10 per share, for Note 2 is $0.50 per share and for Note 3 is $1.00 per share. In connection with Note 1, the Company agreed to issue 100,000 shares of common stock.

The Company evaluated the terms and conditions of the convertible notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a fixed number of shares issuable under the arrangement. The instruments were convertible into a fixed number of shares and there were no down round anti-dilution protection features contained in the contracts. The Company was required to consider whether the new hybrid contracts embodied a beneficial conversion feature (“BCF”). Note 1 resulted in a beneficial conversion feature in the amount of $16,000 since the conversion feature was in the money. However, Notes 2 and 3 did not result in the issuance of a beneficial conversion feature since the notes were not in the money.

During the three months ended March 31, 2014, Note 1 was converted into 500,000 shares of common stock.

As of March 31, 2014, the outstanding balance of Note 2 and Note 3 was $100,000.

As of March 31, 2014 and December 31, 2013 the outstanding principal balance of the remaining convertible notes payable amounted to $265,000 and $190,000, respectively. Accrued interest related to convertible notes payable amounted to $24,334 and $26,943 as of March 31, 2014 and December 31, 2013, respectively.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

8.	Capital and treasury stock:

2014 stock transactions

During the three months ended March 31, 2014:

the Company sold 12,500 shares of common stock for $0.60 per share;

the Company issued 2,969,000 shares of common stock in exchange for services of which 1,625,000 shares were issued to employees and 1,344,000 shares were issued to consultants.  The shares issued to employees for services were valued based on the market price on the date of grant and are being expensed over the service periods. The shares issued to consultants were initially valued at the market price on the date of the grant with the value adjusted periodically if material and are being expensed over the service periods. The aggregate value of the shares issued for services was $996,720 of which $598,000 was issued for future services.

the Company issued 50,000 shares of stock for asset acquisitions, which were valued at the market price of $0.18 per share or $9,000.

the Company issued 100,000 shares of stock in connection with a note purchase agreement, which were valued at the market price of $0.11 per share or $11,000.

the Company issued 729,781 shares of common stock in exchange for the conversion of loans with a face value of $75,000.

9.	Stock options

At March 31, 2014 and December 31, 2013, 6,083,746 options were exercisable at a weighted average price of approximately $0.27.

The following is a summary of all option activity through March 31, 2014:

			Average
	Number of	Weighted	Remaining
	Options	Average	Term
	Outstanding	Price	(in years)

Options outstanding at December 31, 2013	6,083,746	0.27	8.0
Granted in 2014	-
Exercised	-
Options outstanding at March 31 2014	6,083,746	$0.27	8.0
Exercisable at March 31, 2014	6,083,746	$0.27	8.0

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

9.	Stock options (continued)

Options Outstanding and Exercisable

	Number	Weighted
	Outstanding	Average	Weighted
	at	Remaining	Average
Exercise	March 31,	Contractual	Exercise
Price	2014	Life	Price

$0.08	1,125,746	7.8	0.08
$0.20	1,993,000	6.9	0.20
$0.38	2,965,000	8.8	0.38
	6,083,746	8.0	$0.27

No stock options were issued during the three months ended March 31, 2014. No stock options were exercised during the three months ended March 31, 2014 or the year ended December 31, 2013.  Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to the compensation cost for such options.

10.	Warrants

During the year ended December 31, 2012, the Company issued 412,500 warrants in conjunction with short-term notes described in Note 6.  Additionally, the Company issued 580,240 warrants to two existing shareholders during the year ended December 31, 2012. During the year ended December 31, 2013, the Company issued 359,100 warrants in conjunction with short-term notes described in Note 6 and 1,090,000 warrants to six existing shareholders and one note holder during the year ended December 31, 2013. No new warrants were issued during the three months ended March 31, 2014. The following is a summary of warrant activity through March 31, 2014:

Warrants Outstanding and Exercisable

	Number
	Outstanding
	at
Exercise	March 31,		Exercise
Price	2014	Life Expiration date	Price

$0.50	1,861,600	6.8	$0.50
$0.38	580,240	9.0	$0.38
	2,441,840	7.3	$0.47

No warrants were exercised during the three months ended March 31, 2014 or the year ended December 31, 2013.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

11. Related-party transactions

During the three months ended March 31, 2014, the Company issued a $50,000 face value convertible note to its Chief Operating Officer. The note was converted into 600,000 shares of common stock during the quarter. See Note 7.

12.       Restatement of Financial Statements

The Company has made adjustments to its financial statements for the three months ended March 31, 2013 due to adjustments arising from the re-audit of the Company’s financial statements from inception (August 16, 2010) through December 31, 2012. The re-audit of the Company’s financial statements from inception (August 16, 2010) through December 31, 2012 is detailed in the annual report on Form 10-K filed on August 8, 2014. The re-audit of the financial statements from inception (August 16, 2010) through December 31, 2012 resulted in adjustments made the financial statements for the three months ended March 31, 2013. The adjustments related to the valuation of common stock, stock-based compensation and warrants.

The comparative periods presented in the current quarterly report on Form 10-Q are the (i) the statement of operations for the three months ended March 31, 2013 and (iii) the statement of cash flows for the three months ended March 31, 2013. The affects of the restatement for these periods are summarized below. The following table presents the statement of operations as previously reported, restatement adjustments and the statement of operations as restated for the three months ended March 31, 2013:

	Previously Reported	Restatement Adjustments	Restated

Revenues:
Coupon revenue	$13,198	$-	$13,198
Gross profit	13,198	-	13,198

Operating expenses:
Professional fees (1)	40,173	15,000	55,173
Selling	54,381	-	54,381
General and administrative	107,782	-	107,782
Total expenses	202,336	-	217,336

Net operating (loss)	(189,138)	-	(204,138)

Other income (expense):
Interest expense (2)	(25,935)	(31,817)	(57,752)
Total other income (expense)	(25,935)	(31,817)	(57,752)

Net (loss)	$(215,073)	$(46,817)	$(261,890)

Net loss per weighted share, basic and fully diluted	$(0.02)		$(0.02)
Weighted average number of common
shares outstanding, basic and fully diluted	10,994,823		10,994,823

(1) The restatement adjustment to professional fees relates to the issuance of warrants for services which was not previously valued.

(2) The restatement adjustment to interest expense relates to the amortization of debt discount based arising from warrants issued in connection with a bridge loan financing and common stock issued in connection with a note purchase agreement. The warrants and common stock were revalued, which is detailed below.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

The following table presents the statement of cash flows as previously reported, restatement adjustments and the statement of cash flows as restated for the three months ended March 31, 2013:

	Previously Reported	Restatement Adjustments	Restated

Cash flows from operating activities:

Net loss	$(215,073)	$(46,817)	$(261,890)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	3,096	-	3,096
Stock, options and warrants issued for services (1)	-	15,000	15,000
Interest expense (2)	12,249	31,817	44,066
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(8,750)	-	(8,750)
Accounts payable and accrued expenses	45,555	-	45,555
Net cash used for operating activities	(162,923)		(162,923)

Cash flows from financing activities:
Net proceeds from borrowings on notes payable	90,000	-	90,000
Net cash used for financing activities	90,000	-	90,000

Net increase (decrease) in cash	(72,923)		(72,923)
Cash, beginning of period	84,187	-	84,187
Cash, end of period	$11,264	$-	$11,264

(1)   The restatement to stock, options and warrants issued for services relates to the issuance of warrants for services which was not previously valued.

(2)   The restatement adjustment to interest expense relates to the amortization of debt discount based arising from warrants issued in connection with a bridge loan financing and common stock issued in connection with a note purchase agreement. The warrants and common stock were revalued.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

13.       Subsequent events

Acquisition of Half Price San Diego, Inc

On July 7, 2014, the Company entered into a Purchase Agreement to acquire the operational assets of Half Price San Diego, LLC, a daily deal site focusing on merchants and clients in the San Diego, California market. Upon closing, the Company is required to pay (i) $40,000 and (iii)75,000 shares of common stock. The closing date of the purchase agreement is expected to occur no later than August 31, 2014, if the Company has sufficient funds to close, however there can be no assurance of this.

Acquisition of Conejo Deals Inc.

On July 1, 2014, the Company entered into a Purchase Agreement to acquire the operational assets of Conejo Deals Inc., a daily deal site focusing on merchants and clients in the Los Angeles, California market. The Company is required to pay the following consideration to Conejo Deals Inc.; (a) $750,000, (b) $500,000 convertible note; (c) 100,000 common stock shares and (d) other common stock consideration based on certain gross billing levels. The closing date of the purchase agreement is expected to occur no later than October 20, 2014, if the Company has sufficient funds to close, however there can be no assurance of this.

Shares issued subsequent to balance sheet date

Between April 1, 2014 and August 25, 2014, the Company issued an additional 1,418,531 shares. Of the 1,418,531 shares issued, (i) 879,759 shares were issued for the conversion of notes payable, (ii) 297,000 shares were issued in connection with the issuance of notes payable, and (iii) 241,772 shares were issued in exchange for services.

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

This Form 10-Q for the three months ending March 31, 2014 should be reviewed in conjunction with our audited financial statements for our fiscal years ended December 31, 2013 and December 31, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations for those same fiscal periods, which are available for review in our Form 10-K filing at www.sec.gov.

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

Results of Operations

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Revenues

Revenues for the three months ended March 31, 2014 and 2013 were $43,863 and $13,198, respectively, representing a $30,665 increase in our revenues. The increase is primarily attributable to an increase in our service revenues resulting from our HC Consulting acquisition.

Cost of Sales

Cost of sales for the three months ended March 31, 2014 and 2013 were $100 and $0, respectively.

Gross Profit

Gross profit for the three months ended March 31, 2014 and 2013 was $43,763 and $13,198, respectively, representing a $30,565 increase in our gross profit. The increase in gross profit is primarily attributable to an increase in our service revenues resulting from our HC Consulting acquisition.

Total Expenses

Total expenses for the three months ended March 31, 2014 and 2013 were $1,073,906 and $217,336, respectively, representing an $856,570 increase in total expenses. Our total expenses consist of research and development, professional fees, selling and general and administrative.  The increase in our total expenses is primarily attributable to stock issued for services in the amount of $795,000.

Net Operating Loss

Net operating loss for the three months ended March 31, 2014 and 2013 was $1,030,143 and $204,138, respectively, representing an $826,005 increase. The increase in net operating loss is primarily attributable to an increase in total expenses related to stock issued for services.

Other Income and Expenses

Interest expense for the three months ended March 31, 2014 and 2013 was $33,375 and $57,752, respectively, representing a $24,377 decrease. The decrease in interest expense is primarily attributable to a decrease in the notes payable balances. For the three months ended March 31, 2014, the Company recorded a loss on extinguishment of debt in the amount of $18,213. Additionally, for the three months ended March 31, 2014 the Company recorded a gain related to the forgiveness of interest in the amount of $5,704.

Net Loss

The net operating loss for the three months ended March 31, 2014 and 2013 was $1,076,027 and $261,890, respectively, representing an $814,137 increase. The increase in net loss is primarily attributable to an increase in total expenses related to stock issued for services.

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

During the three months ended March 31, 2014, we used $52,770 net cash in operations, received net cash of $2,754 from investing activities and had $57,500 in net cash provided from the sale of debt and equity securities to investors after principal repayments. During the three months ended March 31, 2013, we used $162,923 net cash in operations and had $90,000 in cash provided from the sale of debt and equity securities to investors.

Going Concern

Our financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, the Company has primarily devoted its efforts to the development and implementation of its web-based business.  Operations have been funded through the private placement of equity securities and debt financing.  These successful funding efforts have allowed the Company to reach its current state of development despite incurring losses typical with an emerging technology company.  At March 31, 2014, the Company had $12,656 in cash and $966,911 in negative working capital.  Additionally, for the three months ended March 31, 2014 and 2013, the Company incurred net losses of $1,076,027 and $261,890, respectively.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are not being exposed to market risks relating to changes in interest rates because all outstanding debt bears interest at a fixed rate. We currently do not engage in any interest rate hedging activity and have no intention of doing so in the foreseeable future.

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

Discount Coupons Corporation

Dated: August 29, 2014	By:	/s/ Pat Martin
	Name	Pat Martin
	Title:	Principal Executive Officer President/Chief Executive Officer/ Chief Financial Officer/Principal Accounting Officer/Chairman of the Board of Directors