Form 10-Q
period 2014-06-30
Discount Coupons Corp
filed 2014-09-18
CIK 1519450

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

All Correspondence to:

Craig A. Huffman, Esquire

Securus Law Group

13046 Racetrack Road, Number 243

Tampa, Florida 33626

Office: (888) 914-4144

Email: craig@securuslawgroup.com

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 18, 2014, there were 31,182,330 shares of common stock, par value $0.00001 per share, outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Balance Sheets at June 30, 2014 (Unaudited) and December 31, 2013	3

	Statements of Operations for the three and six months ended June 30, 2014 and 2013 (Unaudited) and from August 16, 2010 (Inception) to June 30, 2014 (Unaudited)	4

	Statements of Cash Flows for the three months ended June 30, 2014 and 2013 (Unaudited) and from August 16, 2010 (Inception) to June 30, 2014 (Unaudited)	5

	Notes to financial statements	7

Item 1A.	Risk Factors	19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signatures		24

    DISCOUNT COUPONS CORPORATION

(a Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets
Cash	$58,660	$5,172
Accounts receivable	12,726	-
Deposits and prepaids	93,882	16,349
Total current assets	165,268	21,521

Property and intangible assets, net of accumulated depreciation	79,467	31,821
Goodwill	421,187	374,241
Total assets	$665,922	$427,583

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$267,070	$249,773
Accrued expenses	192,974	216,459
Unearned revenue	3,367	-
Convertible bridge loans	116,000	119,000
Convertible notes payable	260,852	190,000
Total current liabilities	840,263	775,232

Stockholders' equity (deficit)

Preferred stock, $0.00001 par value, 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized, 27,600,902 and 21,586,804 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	280	217
Additional paid-in capital	9,742,300	7,588,510
Deficit accumulated during the development stage	(9,916,921)	(7,936,376)
Total stockholders' equity (deficit)	(174,341)	(347,649)
Total liabilities and stockholders' equity (deficit)	$665,922	$427,583

The accompanying notes are an integral part of these financial statements.

DISCOUNT COUPONS CORPORATION

(a Development Stage Company)

Statements of Operations (continued)

(Unaudited)

					Period From August 16, 2010
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014
		Restated		Restated
Revenues:
Coupon revenues	$8,856	$9,992	$9,952	$23,189	$268,116
Service revenues	42,977	-	85,744		116,586
Sales refunds	-	(20,000)	-	(20,000)	(20,000)
Total revenue	51,833	(10,008)	95,696	3,189	364,702
Cost of sales	(100)	-	(200)	-	(28,119)
Gross profit	51,733	(10,008)	95,496	3,189	336,583

Operating expenses:
Research and development	-	-	-	-	86,356
Professional fees	547,543	740,010	1,439,778	795,182	5,744,630
Selling	40,604	178,445	73,022	232,826	1,394,614
General and administrative	139,364	228,378	288,617	336,161	1,657,680
Total expenses	727,511	1,146,833	1,801,417	1,364,169	8,883,280

Net operating (loss)	(675,778)	(1,156,841)	(1,705,921)	(1,360,980)	(8,546,697)

Other income (expense):
Interest expense	(198,396)	(91,907)	(231,771)	(149,658)	(740,832
Loss on extinguishment of debt	(31,157)	-	(49,370)	-	(712,329
Forgiveness of accrued interest	813	-	6,517	-	82,937
Total other income (expense)	(228,740)	(91,907)	(274,624)	(149,658)	(1,370,224)

Net (loss)	$(904,518)	$(1,248,748)	$(1,980,545)	$(1,510,638)	$(9,916,921)

Net loss per share, basic and fully diluted	$(0.03)	$(0.11)	$(0.08)	$(0.14)

Weighted average number of common shares outstanding, basic and fully diluted	25,974,905	11,319,782	25,005,949	11,157,303

The accompanying notes are an integral part of these financial statements.

DISCOUNT COUPONS CORPORATION

(a Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Period From August 16, 2010
	For the Six Months Ended		(Inception) to
	June 30,		June 30,
	2014	2013	2014
		Restated
Cash flows from operations
Net (loss)	$(1,980,545)	$(1,510,638)	$(9,916,921)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	11,654	6,192	50,983
Stock-based compensation	-	956,000	2,344,737
Stock, options and warrants issued for services	1,663,081	16,000	4,215,362
Stock issued in lieu of refund	-	20,000	20,000
Interest expense	231,771	119,587	664,112
Loss on extinguishment of debt	49,370	-	712,329
Forgiveness of accrued interest	(6,517)	-	(82,937)
Changes in operating assets and liabilities:	-	-	-
Accounts receivable	(12,726)	-	(12,726)
Deposits and prepaid expenses	(77,533)	(6,600)	(93,882)
Deferred revenue	3,367	-	3,367
Accounts payable and accrued expenses	(6,188)	139,297	384,988
Net cash used for operating activities	(124,266)	(260,162)	(1,710,588)

Cash flows from investing activities
Net cash received in asset acquisition	2,754	-	47,987
Purchases of computer equipment and software	-	-	(37,150)
Net cash provided by investing activities	2,754	-	10,837

Cash flows from financing activities
Proceeds from sale of treasury and common stock	7,500	1,000	839,111
Proceeds from borrowings on notes payable	173,500	175,000	936,500
Proceeds from exercise of stock options	-	-	800
Principal payments on notes payable	(6,000)	-	(18,000)
Net cash provided by financing activities	175,000	176,000	1,758,411

Net increase (decrease) in cash	53,488	(84,162)	58,660
Cash, beginning of period	5,172	84,187	-
Cash, end of period	$58,660	$25	$58,660

Supplemental disclosures:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing transactions:
Common stock issued for asset acquisitions	$9,000	$-	$390,241
Notes payable converted into common stock	$193,500	$-	$703,002

The accompanying notes are an integral part of these financial statements.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIALSTATEMENTS

JUNE 30, 2014

1.	Nature of operations

Discount Coupons Corporation (the “Company”, “we”, “us” or “our”) provides web-based advertising and promotion services to the business and consumer community through various websites.  Revenue is generated from the sale of discount coupons from its merchant clients to customers registering on the website to receive offers via e-mail.  The Company operates globally via the Internet.  The Company also manages other daily deal websites for a percentage of revenue.

The Company is a Florida corporation and was organized in August, 2010.  Through June 30, 2014, the Company has been primarily engaged in developing its website and a base of merchant voucher offerings for consumer consumption, recruiting personnel, raising capital, and identifying similar companies for acquisition.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, the Company has primarily devoted its efforts to the development and implementation of its web-based business.  Operations have been funded through the private placement of equity securities and debt financing.  These successful funding efforts have allowed the Company to reach its current state of development despite incurring losses typical with an emerging technology company.  At June 30, 2014, the Company had $58,660 in cash and $674,995 in negative working capital.  Additionally, for the six months ended June 30, 2014, the Company incurred a net loss of $1,980,545.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation S-X. The accompanying condensed financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

Restatement

The Company has restated its financial statements for the three and six months ended June 30, 2013 (see Note 12).

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIALSTATEMENTS

JUNE 30, 2014

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

	For the six months ended June 30,
	2014	2013
Common shares indexed to stock options	15,248,031	4,090,746
Common shares indexed to warrants	2,441,840	2,441,840
Common shares indexed to convertible instruments	1,894,571	766,000
	19,584,442	7,298,586

Recently issued Accounting Pronouncements

The Company does not believe that any recently issued or proposed accounting pronouncements not yet adopted will have a material impact on the financial statements.

4.	Equipment and software

Computer equipment and intangible assets, net, consisted of the following:

	June 30,	December 31,
	2014	2013

Office equipment	$896	$896
Purchased mailing lists and trademarks	93,300	34,000
Software	36,254	36,254
	130,450	71,150
Less: accumulated depreciation and amortization	(50,983)	(39,329)
	$79,467	$31,821

Depreciation and amortization expense was $11,654 and $6,192 for the six months ended June 30, 2014 and 2013, respectively.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

5.	Business Combinations

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

The Company does not believe that it will be required to issue the additional shares. The gross billings for GCD for the six months ended June 30, 2014 amounted to $12,072.

All Deals Local, LLC

On March 31, 2014, the Company completed its acquisition of the operations of All Deals Local, LLC (“ADL”), a Daily Deal site focusing on merchants and clients in the Three Village/Port Jefferson area of Long Island, New York. The Company issued a $50,000 convertible note and 50,000 shares of common stock in exchange for ADL’s assets, which include cash, mailing lists and other intangibles. In addition to the note, the company is contingently required to issue the following common stock consideration:

• 25,000 shares if GCD’s gross billings exceed $75,000 in the first 12 months after closing; plus
• 25,000 shares if GCD’s gross billings exceed $100,000 for the same 12 month period;

The Company does not believe that it will be required to issue the additional shares. The gross billings for GCD for the six months ended June 30, 2014 amounted to $12,261.

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

JUNE 30, 2014

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

Our unaudited pro forma results of operations for the six months ended June 30, 2014 as if the above acquisitions had occurred on January 1, 2014 are as follows. The pro forma information is not indicative of results that would have occurred or which may occur in the future:

REVENUE	$107,130

NET LOSS	$(1,969,111)

NET LOSS PER SHARE	$(0.08)

6.	Convertible bridge loans

During the years ended December 31, 2013 and 2012, the Company issued $176,750 and $206,250, respectively, face value convertible bridge loans to investors (“Bridge Loans”). Of the aggregate $383,000 in Bridge Loans, $11,250 were loans from related parties. The Bridge Loans accrue interest at the rate of 10% per annum and had a maturity date of August 31, 2013.  The debt holders have the option to convert the Bridge Loans into common stock at a fixed conversion price of $0.50 per share. In connection with the Bridge Loans, the Company issued 771,600 common stock purchase warrants to acquire shares of its $0.00001 par value common stock at an exercise price of $0.50 per share.

The Company evaluated the terms and conditions of the Bridge Loans and warrants under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a fixed number of shares being issuable under the arrangement. The instruments are convertible into a fixed number of shares and there are no down round anti-dilution protection features contained in the contracts. Additionally, the warrants did not contain any provisions or features that would preclude equity classification and may be settled with unregistered shares. The Company also evaluated if a beneficial conversion existed and determined that it was immaterial.

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

JUNE 30, 2014

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

During the six months ended June 30, 2014, $3,000 of the principal was repaid. As of June 30, 2014 and December 31, 2013 the outstanding principal balance of the remaining convertible Bridge Loans amounted to $116,000 and $119,000, respectively. Interest expense on the Bridge Loans for the six months ended June 30, 2014 amounted to $5,826. As of June 30, 2014 and December 31, 2013, the debt discount was fully amortized. Accrued interest related to these loans amounted to $17,238 and $11,412 as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, $10,000 of the outstanding loans was from a related party.

7.	Convertible notes payable

Investor loans issued in 2010 and 2011

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

Interest on these notes was calculated using an effective interest rate of 7.51% and 12.63% generating a debt discount in the amount of $224,063.  Interest expense on the Investor Loans for the six months ended June 30, 2014 and 2013 amounted to $5,326 and $59,700, respectively, including amortization of the discount of $0 and $44,166, respectively. As of June 30, 2014 and December 31, 2013, the debt discount was fully amortized. During 2013, $10,000 of the principal was repaid.

Modification and conversion of investor loans in 2013

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

Extension of investor loans in 2013

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

Modification and conversion of investor loans in 2014

On January 1, 2014, an Investor Loan holder with a principal balance of $5,000 agreed to an amendment that modified the conversion option from $0.50 per share to a conversion option in which the principal balance of $5,000 would be convertible into 26,250 shares of common stock. This amounted to a conversion price of approximately $0.19 per share. Additionally, the Investor Loan holder agreed to forgive accrued interest amounting to $164. In accordance with ASC 470-50-40-10, a test was performed to see if the modification resulted in a 10% change in cash flows. This amendment gave rise to an extinguishment because the difference in cash flows was greater than 10%. As a result, the Company recorded a loss on extinguishment of debt in the amount of $1,194 (the difference between the reacquisition price of $6,607 and the net carrying amount of $5,413). The $5,000 in principal was converted into 26,250 shares of common stock on January 1, 2014.-10-

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

7.	Convertible notes payable (continued):

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

On March 31, 2014, an Investor Loan holder with a principal balance of $15,000 agreed to an amendment that modified the conversion option from $0.50 per share to a conversion option in which the principal balance of $15,000 would be convertible into 192,575 shares of common stock. This amounted to a conversion price of approximately $0.08 per share. Additionally, the bridge loan holder agreed to forgive accrued interest amounting to $4,609. In accordance with ASC 470-50-40-10, a test was performed to see if the modification resulted in a 10% change in cash flows. This amendment gave rise to an extinguishment because the difference in cash flows was greater than 10%. As a result, the Company recorded a loss on extinguishment of debt in the amount of $17,019 (the difference between the reacquisition price of $35,446 and the net carrying amount of $18,427). The $15,000 in principal was converted into 192,575 shares of common stock on March 31, 2014.

On April 25, 2014, a Bridge Loan holder with a principal balance of $20,000 agreed to an amendment that modified the conversion option from $0.15 per share to a conversion option in which the principal balance of $20,000 would be convertible into 297,331 shares of common stock. This amounted to a conversion price of approximately $0.07 per share. Additionally, the bridge loan holder agreed to forgive accrued interest amounting to $813. In accordance with ASC 470-50-40-10, a test was performed to see if the modification resulted in a 10% change in cash flows. This amendment gave rise to an extinguishment because the difference in cash flows was greater than 10%. As a result, the Company recorded a loss on extinguishment of debt in the amount of $31,157 (the difference between the reacquisition price of $55,652 and the net carrying amount of $24,495). The $20,000 in principal was converted into 297,331 shares of common stock on April 25, 2014.

As of June 30, 2014 and December 31, 2013, the outstanding principal balance of the Investor Loans issued in 2010 and 2011 amounted to $142,000 and $190,000, respectively. Loans issued in 2014 in connection with Business Combination

During the six months ended June 30, 2014, the Company issued (i) a $50,000 face value convertible note as part of the consideration for the ADL business acquisition (“ADL Note”) and (ii) a $50,000 face value convertible note as part of the consideration for the GCD business acquisition (“GCD Note”). Both notes bear an interest rate of 10% and mature in September 2014. The note holders have the option to convert the notes into common stock at a fixed conversion price. The ADL Note has a conversion price of $0.50 per share whereas the GCD Note has a conversion price of $1.00 per share.

The Company evaluated the terms and conditions of the convertible notes under the guidance of ASC 815, Derivatives and Hedging. The conversion features met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a fixed number of shares issuable under the arrangement. The instruments were convertible into a fixed number of shares and there were no down round anti-dilution protection features contained in the contracts. The Company was required to consider whether the new hybrid contracts embodied a beneficial conversion feature (“BCF”). Neither of the notes resulted in a BCF because the conversion prices were not in the money on the inception dates.

As of June 30, 2014, the outstanding balance of the ADL Note and GCD Note was $100,000. Interest expense on the ADL Note and GCD Note for the six months ended June 30, 2014 was $2,740.

Investor Loans issued in 2014

During the six months ended June 30, 2014, the Company issued convertible notes for an aggregate face value of $173,500 along with 517,000 shares of common stock as consideration. Each of the notes bear an interest rate of 10% and mature in September 2014. The note holders have the option to convert the notes into common stock at a fixed conversion price. Of the $173,500 in convertible notes, $148,500 in principal was converted simultaneously after being issued.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

7.	Convertible notes payable (continued):

The Company evaluated the terms and conditions of the convertible notes under the guidance of ASC 815, Derivatives and Hedging. The conversion features met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a fixed number of shares issuable under the arrangement. The instruments were convertible into a fixed number of shares and there were no down round anti-dilution protection features contained in the contracts. The Company was required to consider whether the new hybrid contracts embodied a beneficial conversion feature (“BCF”). Each of the notes resulted in a BCF because the conversion price was in the money on each of the inception dates. The instruments issued in connection with the $173,500 convertible note financing are detailed in the following table:

Issue Date	Face Value	Common Stock Consideration	Shares Indexed to Conversion Option	Stock Options Issued
February 1, 2014	$50,000	100,000	500,000	-
April 1, 2014	15,000	200,000	75,000	-
April 1, 2014	6,000	12,000	74,000	-
April 11, 2014	7,000	14,000	86,000	-
April 15, 2014	7,000	14,000	111,000	-
April 22, 2014	10,000	20,000	80,000	-
April 24, 2014	2,000	4,000	25,000	-
April 28, 2014	10,000	20,000	123,000	-
April 29, 2014	5,000	10,000	61,428	-
May 21, 2014	1,500	3,000	22,000	-
June 17, 2014	10,000	20,000	122,857	-
June 30, 2014	50,000	100,000	614,286	714,285
	$173,500	517,000	1,894,571	714,285

The allocation of proceeds related to the $173,500 convertible note financing is detailed in the following table:

Issue Date	Face Value (Proceeds)	Deferred Finance Fees	Common Stock Consideration	Beneficial Conversion Feature	Convertible Notes
February 1, 2014	$50,000	22,000	11,000	16,000	45,000
April 1, 2014	15,000	40,000	40,000	-	15,000
April 1, 2014	6,000	8,400	2,400	6,000	6,000
April 11, 2014	7,000	10,220	3,220	7,000	7,000
April 15, 2014	7,000	9,800	2,800	7,000	7,000
April 22, 2014	10,000	3,800	3,800	5,200	4,800
April 24, 2014	2,000	2,800	800	2,000	2,000
April 28, 2014	10,000	14,000	4,000	10,000	10,000
April 29, 2014	5,000	7,000	2,000	5,000	5,000
May 21, 2014	1,500	2,100	600	1,500	1,500
June 17, 2014	10,000	2,800	2,800	7,200	2,800
June 30, 2014	50,000	8,000	8,000	-	50,000
	$173,500	130,920	81,420	66,900	156,100

The following table summarizes the activity related to the investor loans issued in 2014:

Investor Loans issued in 2014	2013
Issued	$173,500
Converted	(148,500)
Face value as of June 30, 2014	25,000
Unamortized discount	(6,148)
Carrying value as June 30, 2014	$18,852

Interest expense on the Investor Loans issued in 2014 for the six months ended June 30, 2014 was $217,397, of which $172,359 related to the amortization of deferred finance cost, $44,752 related to the amortization of debt discount. -12-

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

7.	Convertible notes payable (continued):

The following table illustrates the carrying values for the convertible notes payable as of June 30, 2014 and December 31, 2013:

	June, 30	December 31,
Convertible Notes Payable	2014	2013
Investor Loans issued in 2010 and 2011	$142,000	$190,000
Loans issued with business combinations	100,000	-
Investor Loans issued in 2014	25,000	-
Unamortized discount	(6,148)	-
Carrying value	$260,852	$190,000

Accrued interest related to convertible notes payable amounted to $28,898 and $26,943 as of June 30, 2014 and December 31, 2013, respectively.

8.	Capital and treasury stock:

2014 stock transactions

During the six months ended June 30, 2014:

•	the Company sold 12,500 shares of common stock for $0.60 per share;

•	the Company issued 3,210,772 shares of common stock in exchange for services of which 1,625,000 shares were issued to employees and 1,585,772 shares were issued to consultants. The shares issued to employees for services were valued based on the market price on the date of grant and are being expensed over the service periods. The shares issued to consultants were initially valued at the market price on the date of the grant with the value adjusted periodically if material and are being expensed over the service periods. The aggregate value of the shares issued for services was $1,031,720 of which $598,000 was issued for future services.

•	the Company issued 50,000 shares of stock for asset acquisitions, which were valued at the market price of $0.18 per share or $9,000.

•	the Company issued 517,000 shares of stock in connection with multiple note purchase agreements as describe in Note 7, which were valued at $81,420, which were based on the market prices on the inception dates of the notes.

•	the Company issued 2,223,826 shares of common stock in exchange for the conversion of loans with a face value of $193,500.

9.	Stock options

At June 30, 2014 and December 31, 2013, 15,248,031 and 6,083,746 options were exercisable at a weighted average price of approximately $0.11 and $0.27, respectively.

The following is a summary of all option activity through June 30, 2014:

			Average
	Number of	Weighted	Remaining
	Options	Average	Term
	Outstanding	Price	(in years)

Options outstanding at December 31, 2013	6,083,746	0.27	8.0
Granted in 2014	9,164,285	0.01	7.0
Exercised	-
Options outstanding at June 30, 2014	15,248,031	$0.11	7.5
Exercisable at June 30, 2014	15,248,031	$0.11	7.5

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

9.	Stock options (continued)

Options Outstanding and Exercisable
		Weighted
	Number	Average	Weighted
	Outstanding at	Remaining	Average
Exercise	June 30,	Contractual	Exercise
Price	2014	Life	Price

$0.01	9,164,285	7.0	0.01
$0.08	1,125,746	7.8	0.08
$0.20	1,993,000	6.9	0.20
$0.38	2,965,000	8.8	0.38
	15,248,031	7.4	$0.11

During the six months ended June 30, 2014, the Company issued 7,107,895 options in lieu of payment for accrued payroll and expenses amounting to $226,506. Additionally, during the six months ended June 30, 2014, the Company issued 1,342,105 options to consultants in lieu of $51,000 in future services. The $51,000 in future services is recorded in prepaid expenses. Also, during the six months ended June 30, 2014, 714,285 options were issued in connection with a note purchase agreement, which is described in Note 7. All The options have an exercise price of $0.01, vest immediately and have a seven year term. No stock options were exercised during the six months ended June 30, 2014 or the year ended December 31, 2013.  Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to the compensation cost for such options.

10.	Warrants

During the year ended December 31, 2013, the Company issued 359,100 warrants in conjunction with short-term notes described in Note 6 and 1,090,000 warrants to six existing shareholders and one note holder during the year ended December 31, 2013. In addition, we have 992,740 warrants outstanding that were issued in 2012 and prior years. No new warrants were issued during the six months ended June 30, 2014. No warrants were exercised during the six months ended June 30, 2014 or the year ended December 31, 2013. All of the warrants are currently exercisable and are accounted for as equity instruments. The following table summarizes the warrants outstanding at June 30, 2014:

Warrants Outstanding and Exercisable
	Number
	Outstanding at
Exercise	June 30,
Price	2014	Expiration

$0.50	1,861,600	August 31, 2019
$0.38	580,240	January 20, 2020
	2,441,840

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

11.	Related-party transactions

During the six months ended June 30, 2014, the Company issued a $50,000 face value convertible note to its Chief Operating Officer. The note was converted into 500,000 shares of common stock during the period. Additionally, during the six months ended June 30, 2014, the Company issued a $2,000 face value convertible note to a relative of the President. The note was converted into 25,000 shares of common stock during the period. See Note 7.

12.	Restatement of Financial Statements

The Company has made adjustments to its financial statements for the six and three months ended June 30, 2013 due to adjustments arising from the re-audit of the Company’s financial statements from inception (August 16, 2010) through December 31, 2012. The re-audit of the Company’s financial statements from inception (August 16, 2010) through December 31, 2012 is detailed in the annual report on Form 10-K filed on August 8, 2014. The re-audit of the financial statements from inception (August 16, 2010) through December 31, 2012 resulted in adjustments made the financial statements for the six and three months ended June 30, 2013. The adjustments related to the valuation of common stock, stock-based compensation and warrants.

The comparative periods presented in the current quarterly report on Form 10-Q are the (i) the statement of operations for the six and three months ended June 30, 2013 and (iii) the statement of cash flows for the six months ended June 30, 2013. The affects of the restatement for these periods are summarized below. The following table presents the statement of operations as previously reported, restatement adjustments and the statement of operations as restated for the six months ended June 30, 2013:

	Previously Reported	Restatement Adjustments	Restated
Revenues:
Coupon revenue	$23,189	$-	$23,189
Sales refunds	(20,000)		(20,000)
Gross profit	3,189	-	3,189

Operating expenses:
Professional fees (1)	780,932	14,250	795,182
Selling	232,826	-	232,826
General and administrative	336,161	-	336,161
Total expenses	1,349,919	14,250	1,364,169

Net operating (loss)	(1,346,730)	(14,750)	(1,360,980)

Other income (expense):
Interest expense (2)	(55,445)	(94,213)	(149,658)
Total other income (expense)	(55,445)	(94,213)	(149,658)

Net (loss)	$(1,402,175)	$(108,463)	$(1,510,638)

Net loss per weighted share, basic and fully diluted	$(0.13)		$(0.14)

Weighted average number of common shares outstanding, basic and fully diluted	11,157,303		11,157,303

(1)	The restatement adjustment to professional fees relates to the issuance of warrants for services which was not previously valued, which amounted to $15,000. Additionally, $750 which was originally recorded as warrants issued for services in error was reclassified.

(2)	The restatement adjustment to interest expense relates to the amortization of debt discount arising from warrants issued in connection with a bridge loan financing and common stock issued in connection with a note purchase agreement. The warrants and common stock were revalued.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

12.	Restatement of Financial Statements (continued):

The following table presents the statement of operations as previously reported, restatement adjustments and the statement of operations as restated for the three months ended June 30, 2013:

	Previously Reported	Restatement Adjustments	Restated
Revenues:
Coupon revenue	$9,992	$-	$9,992
Sales refunds	(20,000)		(20,000)
Gross profit	(10,008)	-	(10,008)

Operating expenses:
Professional fees (1)	740,760	(750)	740,010
Selling	178,445	-	178,445
General and administrative	228,378	-	228,378
Total expenses	1,147,583	(750)	1,146,833

Net operating (loss)	(1,157,591)	750	(1,156,841)

Other income (expense):
Interest expense (2)	(29,511)	(62,396)	(91,907)
Total other income (expense)	(29,511)	(62,396)	(91,907)

Net (loss)	$(1,187,102)	$(61,646)	$(1,248,748)

Net loss per weighted share, basic and fully diluted	$(0.10)		$(0.11)

Weighted average number of common shares outstanding, basic and fully diluted	11,319,782		11,319,782

(1)	The restatement adjustment to professional fees relates to $750 which was originally recorded as warrants issued for services in error. It was reclassified

(2)	The restatement adjustment to interest expense relates to the amortization of debt discount arising from warrants issued in connection with a bridge loan financing and common stock issued in connection with a note purchase agreement. The warrants and common stock were revalued.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

12.	Restatement of Financial Statements (continued):

The following table presents the statement of cash flows as previously reported, restatement adjustments and the statement of cash flows as restated for the six months ended June 30, 2013:

	Previously Reported	Restatement Adjustments	Restated
Cash flows from operating activities:

Net loss	$(1,402,175)	$(108, 463)	$(1,510,638)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	6,192	—	6,192
Stock based compensation	956,000	—	956,000
Stock, options and warrants issued for services (1)	1,750	14,250	16,000
Stock issued in lieu of refund	20,000	—	20,000
Interest expense (2)	25,374	94,213	119,587
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(6,600)	—	(6,600)
Accounts payable and accrued expenses	139,297	—	139,297
Net cash used for operating activities	(260,162)	—	(260,162)

Cash flows from financing activities:
Proceeds from sale of common stock	1,000		1,000
Net proceeds from borrowings on notes payable	175,000	—	175,000
Net cash used for financing activities	176,000	—	176,000

Net increase (decrease) in cash	(84,162)		(84,162)
Cash, beginning of period	84,187	—	84,187
Cash, end of period	$25	$—	$25

(1)	The restatement to stock, options and warrants issued for services relates to the issuance of warrants for services which was not previously valued. Additionally, $750 which was originally recorded as warrants issued for services in error was reclassified.

(2)	The restatement adjustment to interest expense relates to the amortization of debt discount arising from warrants issued in connection with a bridge loan financing and common stock issued in connection with a note purchase agreement. The warrants and common stock were revalued.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

13.	Subsequent events

Acquisition of Conejo Deals Inc.

On July 1, 2014, the Company entered into a Purchase Agreement to acquire the operational assets of Conejo Deals Inc., a daily deal site focusing on merchants and clients in the Los Angeles, California market. The Company is required to pay the following consideration to Conejo Deals Inc.; (a) $750,000, (b) $500,000 convertible note; (c) 100,000 common stock shares and (d) other common stock consideration based on certain gross billing levels. The closing date of the purchase agreement is expected to occur no later than October 20, 2014, if the Company has sufficient funds to close; however, there can be no assurance of this.

Acquisition of Half Price San Diego, Inc

On July 7, 2014, the Company entered into a Purchase Agreement to acquire the operational assets of Half Price San Diego, LLC, a daily deal site focusing on merchants and clients in the San Diego, California market. Upon closing, the Company is required to pay (a) $40,000 and (b)75,000 shares of common stock. The closing date of the purchase agreement is expected to occur no later than September 30, 2014, if the Company has sufficient funds to close; however, there can be no assurance of this.

Shares issued subsequent to balance sheet date

Between July 1, 2014 and TBD, the Company issued an additional 3,581,428 shares. Of the 3,581,428 shares issued, (i) 366,000 shares were issued in connection with note purchase agreements (ii) 2,315,428 shares were issued for the conversion of notes payable, (ii) 300,000 shares were issued in connection with the exercise of stock options, and (iii) 600,000 shares were issued in exchange for services.

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

This Form 10-Q for the six months ending June 30, 2014 should be reviewed in conjunction with our audited financial statements for our fiscal years ended December 31, 2013 and December 31, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations for those same fiscal periods, which are available for review in our Form 10-K filing at www.sec.gov.

Although these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Revenues

Revenues for the six months ended June 30, 2014 and 2013 were $95,696 and $3,189, respectively, representing a $92,507 increase in our revenues. The increase is primarily attributable to an increase in our service revenues resulting from our HC Consulting acquisition.

Cost of Sales

Cost of sales for the six months ended June 30, 2014 and 2013 were $200 and $0, respectively.

Gross Profit

Gross profit for the six months ended June 30, 2014 and 2013 was $95,496 and $3,189, respectively, representing a $92,307 increase in our gross profit.  The increase is primarily attributable to an increase in our service revenues resulting from our HC Consulting acquisition.

Total Expenses

Total expenses for the six months ended June 30, 2014 and 2013 were $1,801,417 and $1,364,169, respectively, representing a $437,248 increase in total expenses. Our total expenses consist of professional fees, selling and general and administrative.  The increase in our total expenses is primarily attributable to stock issued for services in the amount of $1,663,081.

Net Operating Loss

Net operating loss for the six months ended June 30, 2014 and 2013 was $1,705,921 and $1,360,980, respectively, representing an $344,941 increase. The increase in net operating loss is primarily attributable to an increase in total expenses related to stock issued for services.

Other Income and Expenses

Interest expense for the six months ended June 30, 2014 and 2013 was $231,771 and $149,658, respectively, representing an $82,113 increase. The increase in interest expense is primarily attributable to the amortization of deferred finance fees and debt discount associated with the new issuances of debt. For the six months ended June 30, 2014, the Company recorded a loss on extinguishment of debt in the amount of $49,370. Additionally, for the six months ended June 30, 2014 the Company recorded a gain related to the forgiveness of interest in the amount of $6,517.

Net Loss

The net loss for the six months ended June 30, 2014 and 2013 was $1,980,545 and $1,510,638, respectively, representing a $469,907 increase. The increase in net loss is primarily attributable to an increase in total expenses related to stock issued for services.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Revenues

Revenues for the three months ended June 30, 2014 was $51,833 versus negative revenue of $10,008 for the three months ended June 30, 2014, representing a $61,841 increase in our revenues. The increase is primarily attributable to an increase in our service revenues resulting from our HC Consulting acquisition.

Cost of Sales

Cost of sales for the three months ended June 30, 2014 and 2013 were $100 and $0, respectively.

Gross Profit

Gross profit for the three months ended June 30, 2014 was $51,733 versus negative gross profit of $10,008, respectively, representing a $61,741 increase in our gross profit. The increase in gross profit is primarily attributable to an increase in our service revenues resulting from our HC Consulting acquisition.

Total Expenses

Total expenses for the three months ended June 30, 2014 and 2013 were $727,511 and $1,146,833, respectively, representing an $419,322 decrease in total expenses. Our total expenses consist of professional fees, selling and general and administrative.  The decrease in our total expenses is primarily attributable to stock issued for services. During the three months ended June 30, 2013 the Company recorded $906,000 in expenses related to the issuance of shares for services versus $544,000 in expenses related to the issuance of shares for services for the three months ended June 30, 2014.

Net Operating Loss

Net operating loss for the three months ended June 30, 2014 and 2013 was $675,778 and $1,156,841, respectively, representing a $481,063 decrease. The decrease in our total expenses is primarily attributable to stock issued for services.

Other Income and Expenses

Interest expense for the three months ended June 30, 2014 and 2013 was $198,396 and $91,907, respectively, representing a $106,489 increase. The increase in interest expense is primarily attributable to the amortization of deferred finance fees and debt discount associated with the new issuances of debt. For the three months ended June 30, 2014, the Company recorded a loss on extinguishment of debt in the amount of $31,157. Additionally, for the three months ended June 30, 2014 the Company recorded a gain related to the forgiveness of interest in the amount of $813.

Net Loss

The net loss for the three months ended June 30, 2014 and 2013 was $904,518 and $1,248,748, respectively, representing an $344,230 increase. The increase in net loss is primarily attributable to an increase in total expenses related to stock issued for services.

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

During the six months ended June 30, 2014, we used $124,266 net cash in operations, received net cash of $2,754 from investing activities and had $175,000 in net cash provided from the sale of debt and equity securities to investors after principal repayments. During the six months ended June 30, 2013, we used $260,162 net cash in operations and had $176,000 in cash provided from the sale of debt and equity securities to investors.

Going Concern

Our financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, the Company has primarily devoted its efforts to the development and implementation of its web-based business.  Operations have been funded through the private placement of equity securities and debt financing.  These successful funding efforts have allowed the Company to reach its current state of development despite incurring losses typical with an emerging technology company. At June 30, 2014, the Company had $58,660 in cash, and $674,995 in negative working capital.  Additionally, for the six months ended June 30, 2014 and 2013, the Company incurred net losses of $1,980,545 and $1,510,638, respectively.

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

Referred to in Footnote 8 of the financial statements provided in Part I.

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

Discount Coupons Corporation

Dated: September 18, 2014	By:	/s/ Pat Martin
	Name	Pat Martin
	Title:	Principal Executive Officer President/Chief Executive Officer/ Chief Financial Officer/Principal Accounting Officer/Chairman of the Board of Directors