Form 10-Q
period 2014-09-30
Discount Coupons Corp
filed 2014-11-24
CIK 1519450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 24, 2014, there were 31,182,330 shares of common stock, par value $0.00001 per share, outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013	3

	Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (Unaudited) and from August 16, 2010 (Inception) to September 30, 2014 (Unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited) and from August 16, 2010 (Inception) to September 30, 2014 (Unaudited)	5

	Notes to financial statements	6

Item 1A.	Risk Factors	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets
Cash	$12,893	$5,172
Accounts receivable	11,726	-
Deposits and prepaids	41,505	16,349
Total current assets	66,124	21,521

Property and intangible assets, net of accumulated depreciation	73,936	31,821
Goodwill	421,187	374,241
Total assets	$561,247	$427,583

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$237,222	$249,773
Accrued expenses	211,530	216,459
Unearned revenue	3,367	-
Convertible bridge loans	116,000	119,000
Convertible notes payable	257,000	190,000
Total current liabilities	825,119	775,232

Stockholders' equity (deficit)

Preferred stock, $0.00001 par value, 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized, 30,998,997 and 21,586,804 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	310	217
Additional paid-in capital	10,759,459	7,588,510
Deficit accumulated during the development stage	(11,023,641)	(7,936,376)
Total stockholders' equity (deficit)	(263,872)	(347,649)
Total liabilities and stockholders' equity (deficit)	$561,247	$427,583

The accompanying notes are an integral part of these financial statements.

DISCOUNT COUPONS CORPORATION

(a Development Stage Company)

Statements of Operations

(Unaudited)

					Period From August 16,
	For the Three Months Ended		For the Nine Months Ended		2010 (Inception) to
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014
		Restated		Restated
Revenues:
Coupon revenues	$10,747	$9,025	$20,699	$32,214	$278,863
Service revenues	28,935	-	114,679	-	145,521
Sales refunds	-	-	-	(20,000)	(20,000)
Total revenue	39,682	9,025	135,378	12,214	404,384
Cost of sales	-	-	(200)	-	(28,119)
Gross profit	39,682	9,025	135,178	12,214	376,265

Operating expenses:
Research and development	-	-	-	-	86,356
Professional fees	443,759	2,110,567	1,883,537	2,905,750	6,188,389
Selling	32,674	18,072	105,696	250,898	1,427,288
General and administrative	94,051	59,100	382,668	395,260	1,751,730
Total expenses	570,484	2,187,739	2,371,901	3,551,908	9,453,763

Net operating (loss)	(530,802)	(2,178,714)	(2,236,723)	(3,539,694)	(9,077,498)

Other income (expense):
Interest expense	(576,038)	(108,236)	(807,809)	(257,895)	(1,316,870)
Loss on extinguishment of debt	-	(662,958)	-	(662,958)	(662,958)
Inducement expense	-	-	(49,370)	-	(49,370)
Forgiveness of accrued interest	120	76,419	6,637	76,419	83,055
Total other income (expense)	(575,918)	(694,775)	(850,542)	(844,434)	(1,946,143)

Net (loss)	$(1,106,720)	$(2,873,489)	$(3,087,265)	$(4,384,128)	$(11,023,641)

Net loss per share, basic and fully diluted	$(0.04)	$(0.16)	$(0.12)	$(0.33)

Weighted average number of common shares outstanding, basic and fully diluted	28,456,192	17,700,408	26,735,729	13,363,563

The accompanying notes are an integral part of these financial statements.

DISCOUNT COUPONS CORPORATION
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period From August 16, 2010
	For the Nine Months Ended		(Inception) to
	September 30,		September 30,
	2014	2013	2014
		Restated
Cash flows from operations
Net (loss)	$(3,087,265)	$(4,384,128)	$(11,023,641)

Adjustment to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	17,185	9,910	56,516
Stock-based compensation	-	901,119	2,344,737
Stock, options and warrants issued for services	1,910,500	2,155,304	4,462,781
Stock issued in lieu of refund	-	20,000	20,000
Interest expense	807,809	213,505	1,240,147
Loss on extinguishment of debt	-	662,958	662,958
Inducement expense	49,370	-	49,370
Forgiveness of accrued interest	(6,637)	(76,419)	(83,056)
Changes in operating assets and liabilities:
Accounts receivable	(11,726)	-	(11,726)
Deposits and prepaid expenses	(25,156)	(6,600)	(41,505)
Deferred revenue	3,367	-	3,367
Accounts payable and accrued expenses	(17,480)	90,514	373,696
Net cash used for operating activities	(360,033)	(413,837)	(1,946,355)

Cash flows from investing activities
Net cash received in asset acquisition	2,754	45,233	47,987
Purchases of computer equipment and software	-	-	(37,150)
Net cash provided by investing activities	2,754	45,233	10,837

Cash flows from financing activities
Proceeds from sale of treasury and common stock	7,500	196,000	839,111
Proceeds from borrowings on notes payable	363,500	175,750	1,126,500
Proceeds from exercise of stock options	-	-	800
Principal payments on notes payable	(6,000)	(10,000)	(18,000)
Net cash provided by financing activities	365,000	361,750	1,948,411

Net increase (decrease) in cash	7,721	(6,854)	12,893
Cash, beginning of period	5,172	84,187	-
Cash, end of period	$12,893	$77,333	$12,893

Supplemental disclosures:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing transactions:
Common stock issued for asset acquisitions	$9,000	$-	$390,241
Notes payable converted into common stock	$348,500	$-	$858,002

The accompanying notes are an integral part of these financial statements.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

SEPTEMBER 30, 2014

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

The Company is a Florida corporation and was organized in August, 2010.  Through September 30, 2014, the Company has been primarily engaged in developing its website and a base of merchant voucher offerings for consumer consumption, recruiting personnel, raising capital, and identifying similar companies for acquisition.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, the Company has primarily devoted its efforts to the development and implementation of its web-based business.  Operations have been funded through the private placement of equity securities and debt financing.  These successful funding efforts have allowed the Company to reach its current state of development despite incurring losses typical with an emerging technology company.  At September 30, 2014, the Company had $12,893 in cash and $758,995 in negative working capital.  Additionally, for the nine months ended September 30, 2014, the Company incurred a net loss of $3,087,265 and has an accumulated deficit of $11,023,641 at September 30, 2014.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation S-X. The accompanying condensed financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

Restatement

The Company has restated its financial statements for the three and nine months ended September 30, 2013 (see Note 12).

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

SEPTEMBER 30, 2014

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. The Company’s common stock equivalents are as follows:

	For The Nine Months Ended September 30,
	2014	2013
Common shares indexed to stock options	13,191,641	6,083,746
Common shares indexed to warrants	6,031,801	2,441,840
Common shares indexed to convertible instruments	741,000	766,000
	19,964,442	9,291,586

Recently issued Accounting Pronouncements

The Company does not believe that any recently issued or proposed accounting pronouncements not yet adopted will have a material impact on the financial statements.

4.	Equipment and software

Computer equipment and intangible assets, net, consisted of the following:

	September 30,	December 31,
	2014	2013

Office equipment	$896	$896
Purchased mailing lists and trademarks	93,300	34,000
Software	36,254	36,254
	130,450	71,150
Less: accumulated depreciation and amortization	(56,514)	(39,329)
	$73,936	$31,821

Depreciation and amortization expense was $17,185 and $9,910 for the nine months ended September 30, 2014 and 2013, respectively.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

SEPTEMBER 30, 2014

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

The Company does not believe that it will be required to issue the additional shares. The gross billings for GCD for the six months since the date of acquisition amounted to $26,299.

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

The Company does not believe that it will be required to issue the additional shares. The gross billings for ADL for the six months since the date of acquisition amounted to $20,000.

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

UNAUDITED

SEPTEMBER 30, 2014

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

Our unaudited pro forma results of operations for the nine months ended September 30, 2014 as if the above acquisitions had occurred on January 1, 2014 are as follows. The pro forma information is not indicative of results that would have occurred or which may occur in the future:

REVENUE	$146,812

NET LOSS	$(3,075,832)

NET LOSS PER SHARE	$(0.12)

6.	Convertible bridge loans

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

The Company evaluated the terms and conditions of the Bridge Loans and warrants under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a fixed number of shares being issuable under the arrangement. The instruments are convertible into a fixed number of shares and there are no down round anti-dilution protection features contained in the contracts. Additionally, the warrants did not contain any provisions or features that would preclude equity classification and may be settled with unregistered shares. The Company also evaluated if a beneficial conversion feature existed and determined that it was immaterial.

The following tables reflect the allocation of the proceeds of the Bridge Loans:

Convertible Bridge Loans	Face Value	Face Value	Totals
Proceeds	$206,250	$176,750	$383,000
Paid-in capital (warrants)	(90,893)	(77,149)	(168,042)
Initial Carrying value	$115,357	$99,601	$214,958

Conversion of Bridge Loans

On August 31, 2013 (the maturity date), Bridge Loan holders with an aggregate principal balance of $262,000 converted their notes into 602,596 shares of common stock.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

SEPTEMBER 30, 2014

6.	Convertible bridge loans (continued):

Extension of Bridge Loans

The remaining principal balance of $121,000 was still outstanding as of the maturity date. The holders of these Bridge Loans agreed to extend the maturity date of their Bridge Loans to June 30, 2014 and reduce the conversion price of the Bridge Loans. These amendments gave rise to an extinguishment because the difference in cash flows was greater than 10%. As a result, the Company recorded a loss on extinguishment of debt in the amount of $111,209 in 2013. In addition, during December 2013, $2,000 of the principal was repaid.

During the nine months ended September 30, 2014, $3,000 of the principal was repaid. As of September 30, 2014 and December 31, 2013 the outstanding principal balance of the remaining convertible Bridge Loans amounted to $116,000 and $119,000, respectively. As of September 30, 2014 the outstanding Bridge Loans are in default. Interest expense on the Bridge Loans for the nine months ended September 30, 2014 amounted to $8,750. Accrued interest related to these loans amounted to $20,162 and $11,412 as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, $10,000 of the outstanding loans was from a related party.

7.	Convertible notes payable

The following table illustrates the carrying values for the convertible notes payable as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
Convertible Notes Payable	2014	2013
Investor Loans issued in 2010 and 2011	$142,000	$190,000
Loans issued with business combinations	100,000	-
Investor Loans issued in 2014	15,000	-
Carrying value	$257,000	$190,000

Accrued interest related to convertible notes payable amounted to $34,266 and $26,943 as of September 30, 2014 and December 31, 2013, respectively.

Investor loans issued in 2010 and 2011

Between September 27, 2010 and July 21, 2011, the Company issued notes payable to third party investors with an aggregate face value of $447,500 (“Investor Loans”). In connection with the financing, the Company issued 1,062,375 shares of common stock. Of the aggregate $447,500 in Investor Loans, $88,333 were loans from related parties. The notes have a common maturity date of August 31, 2013, payable at face value plus accrued interest at maturity.  The notes accrue interest at the rate of 7% per annum.

The common stock issued in connection with financing was valued based on a relative fair value basis generating a debt discount in the amount of $224,063. Interest expense on the Investor Loans for the nine months ended September 30, 2014 and 2013 amounted to $7,832 and $80,192, respectively, including amortization of the discount of $0 and $59,337, respectively. As of August 31, 2013  the debt discount was fully amortized. During 2013, $10,000 of the principal was repaid.

Modification and conversion of investor loans in 2013

On August 31, 2013 (the maturity date), holders of investor loans with an aggregate principal balance of $247,500 agreed to add a conversion option to the contracts which provided that the principal balance of $247,500 would be convertible into 569,252 shares of common stock. This amounted to a conversion price of approximately $0.43 per share. Additionally, the holders agreed to forgive accrued interest amounting to $60,252. Under ASC 470-50-40-10, when a modification or an exchange of debt instruments adds a substantive conversion option, extinguishment accounting is required. As a result, the Company recorded a loss on extinguishment of debt amounting to $116,176 (the difference between the reacquisition price of $423,928 and the net carrying amount of $307,752 ). The $247,500 in principal was converted into 569,252 shares of common stock on August 31, 2013.

Extension of investor loans in 2013

The remaining principal balance of $200,000 was still outstanding as of the maturity date. The holders of these Investor Loans agreed to extend the maturity date  of their notes to June 30, 2014 and added a conversion option to the notes. These amendments gave rise to an extinguishment because of the addition of a conversion option. As a result, the Company recorded a loss on extinguishment of debt in the amount of $435,574 in 2013.

Modification and conversion of investor loans in 2014

On January 1, 2014, an Investor Loan holder with a principal balance of $5,000 agreed to an amendment that modified the conversion option as an inducement from $0.50 per share to a conversion option in which the principal balance of $5,000 would be convertible into 26,250 shares of common stock. This amounted to a conversion price of approximately $0.19 per share. As a result the Company recorded an inducement charge of in the amount of $1,194. The $5,000 in principal was converted into 26,250 shares of common stock on January 1, 2014

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

SEPTEMBER 30, 2014

7.	Convertible notes payable (continued):

On February 18, 2014, an Investor Loan holder with a principal balance of $5,000 converted their note into 11,956 shares of common stock.

On March 31, 2014, an Investor Loan holder with a principal balance of $15,000 agreed to modified the conversion option as an inducement from $0.50 per share to a conversion option in which the principal balance of $15,000 would be convertible into 192,575 shares of common stock. This amounted to a conversion price of approximately $0.08 per share. As a result, the Company recorded an inducement charge in the amount of $17,019. The $15,000 in principal was converted into 192,575 shares of common stock on March 31, 2014.

On April 25, 2014, a Bridge Loan holder with a principal balance of $20,000 agreed to an amendment that modified the conversion option as an inducement from $0.15 per share to a conversion option in which the principal balance of $20,000 would be convertible into 297,331 shares of common stock. This amounted to a conversion price of approximately $0.07 per share. As a result, the Company recorded an inducement charge of $31,157. The $20,000 in principal was converted into 297,331 shares of common stock on April 25, 2014.

In addition to the conversions mentioned above, a principal payment in the amount of $3,000 was made during the nine months ended September 30, 2014. As of September 30, 2014 and December 31, 2013, the outstanding principal balance of the Investor Loans issued in 2010 and 2011 amounted to $142,000  and $190,000, respectively.

Loans issued in 2014 in connection with Business Combination

During the nine months ended September 30, 2014, the Company issued (i) a $50,000 face value convertible note as part of the consideration for the ADL business acquisition (“ADL Note”) and (ii) a $50,000 face value convertible note as part of the consideration for the GCD business acquisition (“GCD Note”). Both notes bear an interest rate of 10% and mature in September 2014. The note holders have the option to convert the notes into common stock at a fixed conversion price. The ADL Note has a conversion price of $0.50 per share whereas the GCD Note has a conversion price of $1.00 per share.

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

As of September 30, 2014, the outstanding balance of the ADL Note and GCD Note was $100,000. Interest expense on the ADL Note and GCD Note for the nine months ended September 30, 2014 was $5,260. As of September 30, 2014, these notes are considered in default.

Investor Loans issued in 2014

The following table summarizes the activity related to the investor loans issued in 2014:

Investor Loans issued in 2014
Issued	$363,500
Converted	(348,500)
Outstanding as of September 30, 2014	$15,000

During the nine months ended September 30, 2014, the Company issued various convertible notes for an aggregate face value of $363,500.  Each of the notes bear interest at 10% and mature two months after the date of issuance. The note holders have the option to convert the notes into common stock at a fixed conversion price. The Company also issued common stock, and in connection with some of the notes, common stock warrants, as prepaid interest expense. Of the $363,500 in convertible notes issued, holders of $348,500 in principal immediately converted their notes into common stock.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

SEPTEMBER 30, 2014

7.	Convertible notes payable (continued):

The Company evaluated the terms and conditions of the convertible notes under the guidance of ASC 815, Derivatives and Hedging. The conversion features met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a fixed number of shares issuable under the arrangement. The instruments were convertible into a fixed number of shares and there were no down round anti-dilution protection features contained in the contracts. The instruments issued in connection with the $363,500 convertible note financing are detailed in the following table:

			Prepaid Interest
Issue Date	Face Value (Proceeds)	Shares Indexed to Conversion Option	Shares Issued	Warrants Issued
February 1, 2014	$50,000	500,000	100,000	-
April 1, 2014	15,000	75,000	200,000	-
April 1, 2014	6,000	74,000	12,000	-
April 11, 2014	7,000	86,000	14,000	-
April 15, 2014	7,000	111,000	14,000	-
April 22, 2014	10,000	80,000	20,000	-
April 24, 2014	2,000	25,000	4,000	-
April 28, 2014	10,000	123,000	20,000	-
April 29, 2014	5,000	61,428	10,000	-
May 21, 2014	1,500	22,000	3,000	-
June 17, 2014	10,000	122,857	20,000	-
June 30, 2014	50,000	614,286	100,000	714,285
July 1, 2014	10,000	122,857	20,000	142,857
July 3, 2014	5,000	61,428	10,000	71,429
July 3, 2014	1,000	12,500	2,000	14,286
July 9, 2014	50,000	614,286	100,000	714,286
July 9, 2014	5,000	61,428	10,000	71,428
July 14, 2014	10,000	122,857	20,000	142,857
July 30, 2014	24,000	252,000	48,000	300,000
August 14, 2014	25,000	307,142	50,000	357,142
August 18, 2014	50,000	614,286	100,000	714,286
August 21, 2014	3,000	24,000	6,000	15,000
September 18, 2014	7,000	102,667	14,000	50.000
	$363,500	4,190,022	897,000	3,307,856

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

SEPTEMBER 30, 2014

7.	Convertible notes payable (continued):

The Company was required to consider whether notes embodied a beneficial conversion feature (“BCF”). Certainof the notes resulted in a BCF because the conversion price was in the money on the inception date.

The allocation of proceeds related to the $363,500 convertible note financing is detailed in the following table:

		Prepaid Interest
Issue Date	Face Value (Proceeds)	Shares Issued	Warrants Issued	Total	Beneficial Conversion Feature	Convertible Notes
February 1, 2014	$50,000	$11,000	-	$11,000	$16,000	$34,000
April 1, 2014	15,000	40,000	-	40,000	-	15,000
April 1, 2014	6,000	2,400	-	2,400	6,000	-
April 11, 2014	7,000	3,220	-	3,220	7,000	-
April 15, 2014	7,000	2,800	-	2,800	7,000	-
April 22, 2014	10,000	3,800	-	3,800	5,200	4,800
April 24, 2014	2,000	800	-	800	2,000	-
April 28, 2014	10,000	4,000	-	4,000	10,000	-
April 29, 2014	5,000	2,000	-	2,000	5,000	-
May 21, 2014	1,500	600	-	600	1,500	-
June 17, 2014	10,000	2,800	-	2,800	7,200	2,800
June 30, 2014	50,000	8,000	$94,177	102,177	-	50,000
July 1, 2014	10,000	1,600	10,382	11,982	-	10,000
July 3, 2014	5,000	800	5,191	5,991	-	5,000
July 3, 2014	1,000	160	1,038	1,198	-	1,000
July 9, 2014	50,000	13,000	115,429	128,429	29,857	20,143
July 9, 2014	5,000	1,300	8,710	10,010	2,986	2,014
July 14, 2014	10,000	2,600	10,382	12,982	5,971	4,029
July 30, 2014	24,000	8,160	39,554	47,714	18,840	5,160
August 14, 2014	25,000	9,500	54,898	64,398	25,000	-
August 18, 2014	50,000	19,000	95,653	114,653	50,000	-
August 21, 2014	3,000	1,020	2,752	3,772	1,080	1,920
September 18, 2014	7,000	980	4,721	5,701	187	6,813
	$363,500	$139,540	$442,887	$582,427	$200,821	$162,679

The 897,000 shares of common stock and the 3,307,856 warrants issued to investors in connection with the above notes were accounted for as prepaid interest expense under the guidance of ASC 820-15-20. For the $348,500 in principal that was converted immediately after being issued, the $542,427 in related prepaid interest was charged to interest expense upon conversion. The $40,000 in prepaid interest related to the $15,000 note that was not converted was amortized over the life of the note, which matured on June 1, 2014. As of September 30, 2014, all prepaid interest was fully amortized.

The warrants issued in connection with the convertible notes were valued using a binomial model using the following inputs:

Inputs
Linked common shares	3,307,856
Range of quoted market prices on valuation dates	$0.08 - $0.19
Contractual exercise price	$0.01
Expected term (years)	3.50
Market volatility	128.46%
Risk free rates using zero coupon US Treasury Security rates	0.87% - 1.06%

Interest expense on the Investor Loans issued in 2014 for the nine months ended September 30, 2014 was $784,117, of which $582,427 related to the amortization of prepaid interest, $200,821 related to the amortization of the beneficial conversion feature and $869 related to interest accrued on the note that was not immediately converted.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

SEPTEMBER 30, 2014

8.	Capital and treasury stock:

2014 stock transactions

During the nine months ended September 30, 2014:

•	the Company sold 12,500 shares of common stock for $0.60 per share;

•	the Company issued 3,810,772 shares of common stock in exchange for services of which 1,625,000 shares were issued to employees and 2,185,772 shares were issued to consultants. The shares issued to employees for services were valued based on the market price on the date of grant and are being expensed over the service periods. The shares issued to consultants were initially valued at the market price on the date of the grant with the value adjusted periodically if material and are being expensed over the service periods. The aggregate value of the shares issued for services was $1,109,720 of which $676,000 was issued for future services.

•	the Company issued 50,000 shares of stock for asset acquisitions, which were valued at the market price of $0.18 per share or $9,000.

•	the Company issued 897,000 shares of stock in connection with multiple note purchase agreements as describe in Note 7, which were valued at $139,540 based on the market prices on the inception dates of the notes.

•	the Company issued 4,641,921 shares of common stock in exchange for the conversion of loans with a face value of $393,500.

9.	Stock options

At September 30, 2014 and December 31, 2013, 14,533,746 and 6,083,746 options were exercisable at a weighted average price of approximately $0.11 and $0.27, respectively.

The following is a summary of all option activity through September 30, 2014:

			Average
	Number of	Weighted	Remaining
	Options	Average	Term
	Outstanding	Price	(in years)

Options outstanding at December 31, 2013	6,083,746	0.27	8.0
Granted in 2014	7,107,895	0.01	7.0
Exercised	-	-
Options outstanding at September 30, 2014	13,191,641	$0.11	7.5
Exercisable at September 30, 2014	13,191,641	$0.11	7.5

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

SEPTEMBER 30, 2014

9.	Stock options (continued)

Options Outstanding and Exercisable
	Number	Weighted
	Outstanding	Average	Weighted
	at	Remaining	Average
Exercise	September 30,	Contractual	Exercise
Price	2014	Life	Price

$0.01	7,107,895	7.0	0.01
$0.08	1,125,746	7.8	0.08
$0.20	1,993,000	6.9	0.20
$0.38	2,965,000	8.8	0.38
	13,191,641	7.4	$0.11

During the nine months ended September 30, 2014, the Company issued 7,107,895 options in lieu of payment for accrued payroll amounting to $226,506. All the options have an exercise price of $0.01, vest immediately and have a seven year term. No stock options were exercised during the nine months ended September 30, 2014 or the year ended December 31, 2013.  Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to the compensation cost for such options.

10.	Warrants

During the year ended December 31, 2013, the Company issued 359,100 warrants in conjunction with short-term notes described in Note 6 and 30,000 warrants for consulting services  during the year ended December 31, 2013. In addition, we have 992,740 warrants outstanding that were issued in 2012 and prior years. During the nine months ended September 30, 2014, 3,307,856 warrants were issued in connection with a note purchase agreement, which is described in Note 7. Additionally, during the nine months ended September 30, 2014, the Company issued 1,342,105 warrants to consultants in lieu of $51,000 in future services. The $51,000 in future services is recorded in prepaid expenses. No warrants were exercised during the nine months ended September 30, 2014 or the year ended December 31, 2013. All of the warrants are currently exercisable and are accounted for as equity instruments. The following table summarizes the warrants outstanding at September 30, 2014:

Warrants Outstanding and Exercisable
	Number
	Outstanding
	at
Exercise	September 30,
Price	2014	Expiration

$0.50	801,600	August 31, 2019
$0.38	580,240	January 20, 2020
$0.01	4,649,961	July 20, 2021
	6,031,801

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

SEPTEMBER 30, 2014

11.	Related-party transactions

During the nine months ended September 30, 2014, the Company issued a $50,000 face value convertible note to its Chief Operating Officer. The note was converted into 500,000 shares of common stock during the period. Additionally, during the nine months ended September 30, 2014, the Company issued a $2,000 face value convertible note to a relative of the President. The note was converted into 25,000 shares of common stock during the period. (See Note 7).

12.	Restatement of Financial Statements

The Company has made adjustments to its financial statements for the nine and three months ended September 30, 2013 due to adjustments arising from the re-audit of the Company’s financial statements from inception (August 16, 2010) through December 31, 2012. The re-audit of the Company’s financial statements from inception (August 16, 2010) through December 31, 2012 is detailed in the annual report on Form 10-K filed on August 8, 2014. The re-audit of the financial statements from inception (August 16, 2010) through December 31, 2012 resulted in adjustments made the financial statements for the nine and three months ended September 30, 2013. The adjustments related to the valuation of common stock, stock-based compensation and warrants.

The comparative periods presented in the current quarterly report on Form 10-Q are the (i) the statement of operations for the nine and three months ended September 30, 2013 and (iii) the statement of cash flows for the nine months ended September 30, 2013. The affects of the restatement for these periods are summarized below. The following table presents the statement of operations as previously reported, restatement adjustments and the statement of operations as restated for the nine months ended September 30, 2013:

	Previously Reported	Restatement Adjustments	Restated

Revenues:
Coupon revenue	$32,214	$-	$32,214
Sales refunds	(20,000)	-	(20,000)
Gross profit	12,214	-	12,214

Operating expenses:
Professional fees (1)	2,073,600	832,150	2,905,750
Selling (2)	252,486	(1,588)	250,898
General and administrative (2)	397,717	(2,457)	395,260
Total expenses	2,723,803	828,105	3,551,908

Net operating (loss)	(2,711,589)	(828,105)	(3,539,694)

Other income (expense):
Interest expense (3)	(79,075)	(178,820)	(257,895)
Loss on extinguishment of debt (4)	-	(662,958)	(662,958)
Forgiveness of accrued interest (4)	-	76,419	76,419
Total other income (expense)	(79,075)	(765,359)	(844,434)

Net (loss)	$(2,790,664)	$(1,593,464)	$(4,384,128)

Net loss per weighted share, basic and fully diluted	$(0.21)		$(0.33)

Weighted average number of common shares outstanding, basic and fully diluted	13,363,563		13,363,563

(1)	The restatement adjustment to professional fees relates to the issuance of warrants for services which was not previously valued, which amounted to $15,000. Additionally, $750 which was originally recorded as warrants issued for services in error was reclassified. The remaining $817,900 of adjustments related to stock issued for services which was originally misclassified in prepaid expenses as well as improperly valued

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

SEPTEMBER 30, 2014

12.	Restatement of Financial Statements (continued):

(2)	The adjustments to selling and general and administrative expenses related to misclassifications.

(3)	The restatement adjustment to interest expense relates to the amortization of debt discount arising from warrants issued in connection with a bridge loan financing and common stock issued in connection with a note purchase agreement. The warrants and common stock were revalued.

(4)	The restatement adjustments to loss on extinguishment of debt and forgiveness of accrued interest related to loans that were modified that were not previously accounted for properly. These modifications are described in Note 7.

The following table presents the statement of operations as previously reported, restatement adjustments and the statement of operations as restated for the three months ended September 30, 2013:

	Previously Reported	Restatement Adjustments	Restated

Revenues:
Coupon revenue	$9,025	$-	$9,025
Sales refunds	-	-	-
Gross profit	9,025	-	9,025

Operating expenses:
Professional fees (1)	1,292,668	817,899	2,110,567
Selling	19,660	(1,588)	18,072
General and administrative	61,557	(2,457)	59,100
Total expenses	1,373,885	813,854	2,187,739

Net operating (loss)	(1,364,860)	(813,854)	(2,178,714)

Other income (expense):
Interest expense (2)	(23,630)	(84,606)	(108,236)
Loss on extinguishment of debt	-	(662,958)	(662,958)
Forgiveness of accrued interest	-	76,419	76,419
Total other income (expense)	(23,630)	(671,145)	(694,775)

Net (loss)	$(1,388,490)	$(1,484,999)	$(2,873,489)

Net loss per weighted share, basic and fully diluted	$(0.08)		$(0.16)

Weighted average number of common shares outstanding, basic and fully diluted	17,700,408		17,700,408

(1)	The restatement adjustment to professional fees related to stock issued for services which was originally misclassified in prepaid expenses as well as improperly valued.

(2)	The adjustments to selling and general and administrative expenses related to misclassifications.

(3)	The restatement adjustment to interest expense relates to the amortization of debt discount arising from warrants issued in connection with a bridge loan financing and common stock issued in connection with a note purchase agreement. The warrants and common stock were revalued.

(4)	The restatement adjustments to loss on extinguishment of debt and forgiveness of accrued interest related to loans that were modified that were not previously accounted for properly. These modifications are described in Note 7.

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

SEPTEMBER 30, 2014

12.	Restatement of Financial Statements (continued):

The following table presents the statement of cash flows as previously reported, restatement adjustments and the statement of cash flows as restated for the nine months ended September 30, 2013:

	Previously Reported	Restatement Adjustments	Restated

Cash flows from operating activities:

Net loss	$(2,790,664)	$(1,593, 464)	$(4,384,128)
Adjustment to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	9,285	625	9,910
Stock based compensation	817,550	83,569	901,119
Stock, options and warrants issued for services	2,497,750	(342,446)	2,155,304
Stock issued in lieu of refund	20,000	-	20,000
Interest expense	34,619	178,886	213,505
Loss on extinguishment of debt	-	662,958	662,958
Forgiveness of accrued interest	-	(76,419)	(76,419)
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(1,162,847)	1,156,247	(6,600)
Accounts payable and accrued expenses	90,514	-	90,514
Net cash used for operating activities	(483,793)	69,956	(413,837)

Cash flows from investing activities:
Net cash received in asset acquisition	45,233	-	45,233
Purchases of computer equipment and software	(6,474)	6,474
Net cash provided by investing activities	38,759	6,474	45,233

Cash flows from financing activities:
Proceeds from sale of common stock	196,000	-	196,000
Payments of accrued interest with common stock	76,430	(76,430)	-
Net proceeds from borrowings on notes payable	175,750	-	175,750
Principal payments on notes payable	(10,000)	-	(10,000)
Net cash used for financing activities	438,180	(76,430)	361,750

Net increase (decrease) in cash	(6,854)		(6,854)
Cash, beginning of period	84,187	-	84,187
Cash, end of period	$77,333	$-	$77,333

DISCOUNT COUPONS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

SEPTEMBER 30, 2014

13.       Subsequent events

Termination of acquisition agreement of Conejo Deals Inc.

On July 1, 2014, the Company entered into a Purchase Agreement to acquire the operational assets of Conejo Deals Inc., a daily deal site focusing on merchants and clients in the Los Angeles, California market. The Company is required to pay the following consideration to Conejo Deals Inc.; (a) $750,000, (b) $500,000 convertible note; (c) 100,000 common stock shares and (d) other common stock consideration based on certain gross billing levels. The closing date of the purchase agreement was expected to occur no later than October 20, 2014, and was contingent on the Company having sufficient funds to close. However, since the Company was unable to obtain sufficient funds to close, the agreement was cancelled.

Termination of acquisition agreement of Half Price San Diego, Inc

On July 7, 2014, the Company entered into a Purchase Agreement to acquire the operational assets of Half Price San Diego, LLC, a daily deal site focusing on merchants and clients in the San Diego, California market. Upon closing, the Company is required to pay (a) $40,000 and (b)75,000 shares of common stock. The closing date of the purchase agreement is expected to occur no later than September 30, 2014, and was contingent on the Company having sufficient funds to close. However, since the Company was unable to obtain sufficient funds to close, the agreement was cancelled.

Shares issued subsequent to balance sheet date

Subsequent to September 30, 2014, 50,000 warrants were exercised. Additionally, 44,444 shares of common stock were given to an investor as prepaid interest expense for the issuance of a $14,000 convertible note on October 2, 2014. The $14,000 note was converted on October 2, 2014 and 88,889 shares of common stock were issued.

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

This Form 10-Q for the nine months ending September 30, 2014 should be reviewed in conjunction with our audited financial statements for our fiscal years ended December 31, 2013 and December 31, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations for those same fiscal periods, which are available for review in our Form 10-K filing at www.sec.gov.

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

Results of Operations

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Revenues

Revenues for the nine months ended September 30, 2014 and 2013 were $135,378 and $32,214, respectively, representing a $123,164 increase in our revenues. The increase is primarily attributable to an increase in our service revenues resulting from our HC Consulting acquisition.

Cost of Sales

Cost of sales for the nine months ended September 30, 2014 and 2013 were $200 and $0, respectively.

Gross Profit

Gross profit for the nine months ended September 30, 2014 and 2013 was $135,178 and $12,214, respectively, representing a $122,964 increase in our gross profit.  The increase is primarily attributable to an increase in our service revenues resulting from our HC Consulting acquisition.

Total Expenses

Total expenses for the nine months ended September 30, 2014 and 2013 were $2,371,901 and $3,551,908, respectively, representing a $1,180,007 decrease in total expenses. Our total expenses consist of professional fees, selling and general and administrative.  The decrease in our total expenses is primarily attributable to stock issued for services in the 3rd quarter of 2013 in the amount of $1,947,940.

Net Operating Loss

Net operating loss for the nine months ended September 30, 2014 and 2013 was $2,236,723 and $3,539,694, respectively, representing a $1,302,971 decrease.   The decrease in our total expenses is primarily attributable to stock issued for services in the 3rd quarter of 2013 in the amount of $1,947,940.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2014 and 2013 was $807,809 and $257,895, respectively, representing an $549,914 increase. The increase in interest expense is primarily attributable to the amortization of deferred finance fees and debt discount associated with the new issuances of debt. For the nine months ended September 30, 2014, the Company recorded an inducement expense in the amount of $49,370. Additionally, for the nine months ended September 30, 2014 the Company recorded a gain related to the forgiveness of interest in the amount of $6,637. For the nine months ended September 30, 2013, the Company recorded a loss on extinguishment of debt in the amount of $662,958. Additionally, for the nine months ended September 30, 2013 the Company recorded a gain related to the forgiveness of interest in the amount of $76,419.

Net Loss

The net loss for the nine months ended September 30, 2014 and 2013 was $3,087,265 and $4,384,128, respectively, representing a $1,296,863 decrease.   The decrease in our total expenses is primarily attributable to stock issued for services in the 3rd quarter of 2013 in the amount of $1,947,940 , an increase in interest expense in 2014 of $549,914, and a loss on the extinguishment of debt totaling $662,958.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Revenues

Revenues for the three months ended September 30, 2014 was $39,682 versus $9,025 for the three months ended September 30, 2014, representing a $30,657 increase in our revenues. The increase is primarily attributable to an increase in our service revenues resulting from our HC Consulting acquisition.

Cost of Sales

There were no cost of sales for the three months ended September 30, 2014 and 2013, respectively.

Gross Profit

Gross profit for the three months ended September 30, 2014 was $39,682 versus $9,025, respectively, representing a $30,657 increase in our gross profit. The increase in gross profit is primarily attributable to an increase in our service revenues resulting from our HC Consulting acquisition.

Total Expenses

Total expenses for the three months ended September 30, 2014 and 2013 were $570,484 and $2,187,739, respectively, representing an $1,617,255 decrease in total expenses. Our total expenses consist of professional fees, selling and general and administrative.  The decrease in our total expenses is primarily attributable to stock issued for services. During the three months ended September 30, 2013 the Company recorded $1,041,985 in expenses related to the issuance of shares for services versus $273,445 in expenses related to the issuance of shares for services for the three months ended September 30, 2014.

Net Operating Loss

Net operating loss for the three months ended September 30, 2014 and 2013 was $530,802 and $2,178,714, respectively, representing a $1,647,912 decrease.   The decrease in our total expenses is primarily attributable to stock issued for services.

Other Income and Expenses

Interest expense for the three months ended September 30, 2014 and 2013 was $576,038 and $108,236, respectively, representing a $467,802 increase. The increase in interest expense is primarily attributable to the amortization of deferred finance fees and debt discount associated with the new issuances of debt. For the three months ended September 30, 2014 the Company recorded a gain related to the forgiveness of interest in the amount of $120. For the three months ended September 30, 2013, the Company recorded a loss on extinguishment of debt in the amount of $662,958. Additionally, for the three months ended September 30, 2013 the Company recorded a gain related to the forgiveness of interest in the amount of $76,419.

Net Loss

The net loss for the three months ended September 30, 2014 and 2013 was $1,106,720 and $2,873,489, respectively, representing a $1,766,769 decrease. The increase in net loss is primarily attributable to an increase in total expenses related to stock issued for services.

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

During the nine months ended September 30, 2014, we used $360,033 net cash in operations, received net cash of $2,754 from investing activities and had $365,000 in net cash provided from the sale of debt and equity securities to investors after principal repayments. During the nine months ended September 30, 2013, we used $413,837 net cash in operations received net cash of $45,233 from investing activities and had $361,750 in net cash provided from the sale of debt and equity securities to investors after principal repayments.

Significant Accounting Policies

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

Restatement

The Company has restated its financial statements for the three and nine months ended September 30, 2013 (see Note 12).

Significant Accounting Policies (continued):

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Recently issued Accounting Pronouncements

The Company does not believe that any recently issued or proposed accounting pronouncements not yet adopted will have a material impact on the financial statements.

Share-Based Payments

Compensation cost relating to share based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Going Concern

Our financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, the Company has primarily devoted its efforts to the development and implementation of its web-based business.  Operations have been funded through the private placement of equity securities and debt financing.  These successful funding efforts have allowed the Company to reach its current state of development despite incurring losses typical with an emerging technology company.  At September 30, 2014, the Company had $12,893 in cash, and $758,995 in negative working capital.  Additionally, for the nine months ended September 30, 2014 and 2013, the Company incurred net losses of $3,087,265 and $4,384,128, respectively.

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

The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only one officer with management functions there is lack of segregation of duties. The Company intends to continue to evaluate potentially engaging additional management personnel to alleviate this weakness.

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

Discount Coupons Corporation

Dated: November 24, 2014	By:	/s/ Pat Martin
	Name:	Pat Martin
	Title:	Principal Executive Officer President/Chief Executive Officer/ Chief Financial Officer/Principal Accounting Officer/Chairman of the Board of Directors